Form 10-Q
period 1998-03-31
CYBERSHOP INTERNATIONAL INC
filed 1998-05-15
CIK 1051591

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from _ to _

                         Commission File Number 0-23901

                          CYBERSHOP INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-3979226
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 130 Madison Avenue New York, New York                    10016
--------------------------------------      ------------------------------------
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (212) 532-3553

                                ----------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_| No |X|

The number of shares of the Registrant's common stock, par value $.001 per share, outstanding on May 5, 1998 was 7,220,000 shares.

                          CYBERSHOP INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q

                                                                           Page
PART I.     FINANCIAL INFORMATION                                         Number
                                                                          ------

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of March 31, 1998
            (unaudited) and December 31, 1997                               2

            Consolidated Statements of Operations for the Three
            Months ended March 31, 1998 and 1997 (unaudited)                3

            Consolidated Statements of Cash Flows for the Three
            Months ended March 31, 1998 and 1997 (unaudited)                4

            Notes to Consolidated Financial Statements                      5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             6

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                       8

Item 6.     Exhibits and Reports on Form 8-K                                9

SIGNATURES                                                                 10

                          PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                  CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                            March 31,      December 31,
                                                              1998             1997
                                                          ------------    ------------
                                                          (Unaudited)
 ASSETS

Current assets:
   Cash and cash equivalents                              $ 18,687,000    $    787,000
   Accounts receivable, net                                     27,000          66,000
   Inventories                                                  30,000          31,000
   Prepaid expenses and other                                   64,000              --
                                                          ------------    ------------
     Total current assets                                   18,808,000         884,000
Property and equipment, net                                    184,000         132,000
Other assets                                                     6,000         211,000
                                                          ------------    ------------
     Total assets                                         $ 18,998,000    $  1,227,000
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                       $    675,000    $    740,000
   Accrued liabilities                                         159,000         324,000
   Deferred revenues                                            80,000         135,000
   Current portion of capital lease obligations                     --          13,000
                                                          ------------    ------------
     Total current liabilities                                 914,000       1,212,000

   Deferred Rent                                                 7,000           5,000
   Capital lease obligations                                        --          15,000
                                                          ------------    ------------
     Total liabilities                                         921,000       1,232,000
                                                          ------------    ------------
Stockholders' equity (deficit):
   Members capital interest                                         --       3,139,000
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized; none issued and outstanding                        --              --
   Common stock, $.001 par value, 25,000,000 shares
     authorized; 7,220,000 shares issued and
     outstanding on March 31, 1998                               7,000              --
   Additional paid-in capital                               18,215,000              --
   Accumulated deficit                                        (145,000)     (3,144,000)
                                                          ------------    ------------
     Total stockholders' equity (deficit)                   18,077,000          (5,000)
                                                          ------------    ------------
   Total liabilities and stockholders' equity (deficit)   $ 18,998,000    $  1,227,000
                                                          ============    ============

         The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                  CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended  March 31,
                                                      1998              1997
                                                   -----------      -----------

Revenues:
    Product sales                                  $   390,000      $   135,000
    Set up fees                                         32,000           62,000
                                                   -----------      -----------
         Total revenues                                422,000          197,000
Cost of revenues                                       292,000          100,000
                                                   -----------      -----------
Gross profit                                           130,000           97,000
Operating expenses                                     909,000          439,000
                                                   -----------      -----------
Loss from operations                                  (779,000)        (342,000)
Other, net                                               4,000            5,000
                                                   -----------      -----------

Net loss                                           $  (775,000)     $  (337,000)
                                                   ===========      ===========

Net loss per share, basic and diluted              $     (0.19)     $     (0.10)
                                                   ===========      ===========

Weighted average common shares
    outstanding, basic and diluted                   4,178,889        3,483,494

         The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                  CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   Three Months Ended March 31,
                                                       1998             1997
                                                   ------------    ------------

Cash flows from operating activities:
  Net loss                                         $   (775,000)   $   (337,000)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                         30,000          25,000
    Increase (decrease) in cash from changes in:
      Accounts receivable, net                           39,000          (3,000)
      Inventories                                         1,000              --
      Prepaid expenses and other                        (64,000)             --
      Other assets                                      205,000              --
      Accounts payable                                  (65,000)         39,000
      Accrued liabilities                              (165,000)        (80,000)
      Deferred revenues                                 (55,000)        (33,000)
      Deferred rent                                       2,000           1,000
                                                   ------------    ------------

    Net cash used in operating activities              (847,000)       (388,000)
                                                   ------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment                   (82,000)        (11,000)
                                                   ------------    ------------

Cash flows from financing activities:
  Net proceeds from sale of common stock             18,857,000              --
  Proceeds of short-term loan                           500,000              --
  Repayment of short-term loan                         (500,000)             --
  Payments of capital lease obligations                 (28,000)             --
                                                   ------------    ------------

    Net cash provided by financing activities        18,829,000              --
                                                   ------------    ------------

    Net increase (decrease) in cash                  17,900,000        (399,000)

Cash and cash equivalents, beginning of period          787,000         510,000
                                                   ------------    ------------

Cash and cash equivalents, end of period           $ 18,687,000    $    111,000
                                                   ============    ============

         The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                  CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of the Business and Basis of Presentation.

      CyberShop International, Inc. and subsidiary (the "Company") is an online retailer that offers brand name products from manufacturers to customers on the Company's website on the World Wide Web at cybershop.com and from its store that resides on America Online ("AOL").

      On March 18, 1998, the members of CyberShop L.L.C. contributed all of their members capital interests in exchange for 4,000,000 shares of common stock of CyberShop International, Inc. Both entities were under common control, which resulted in the transaction being accounted for comparable to a pooling of interests. This contribution resulted in a transfer of the balances of members capital interests and accumulated deficit to common stock and additional paid in capital at the time of the contribution.

      The information presented for March 31, 1998 and 1997, and for the three-month periods then ended, is unaudited, but, in the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 1998, the results of its operations for the three-month periods ended March 31, 1998 and 1997 and its cash flows for the three month periods ended March 31, 1998 and 1997. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997, which were included as part of the Company's Form S-1, as amended, as filed with the Securities and Exchange Commission (the "SEC").

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

2. Public Offering of Common Stock.

      On March 26, 1998, the Company completed its initial public offering of 3,220,000 shares of common stock at a price of $6.50 per share. Net proceeds from this offering, net of underwriting discounts and offering costs, were $18,857,000.

3. Short-Term Loan.

      On March 19, 1998, the Trustees of General Electric Pension Trust loaned the Company $500,000 at an interest rate of 15% per annum. The proceeds of the loan were utilized by the Company for working capital purposes. Jeffrey S. Tauber pledged 172,500 of his shares of Common Stock as security for the loan. The loan was repaid on March 27, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

      From time to time, the Company may publish statements which are not historical fact, but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.

      These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," "will," "expect," "anticipate," "intend," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to those set forth under "Overview" and "Liquidity and Capital Resources" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its key markets, the intensely competitive on-line commerce and entertainment environments, the Company's dependence on its strategic alliances and key suppliers and distributors, and the risks associated with capacity constraints, systems development, relationships with artists, and the management of growth. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company has filed or files from time to time with the SEC.

Overview

      CyberShop was in a test period from its inception in December 1994 until it commenced its operations in September 1995 and is still in the early stages of development. The Company did not have revenues, cost of revenues or gross profit from inception on December 1, 1994 through December 31, 1994. In 1995 and throughout most of 1996, the Company's primary activities related to establishing relationships with manufacturers, which resulted in the payment of set up fees by certain manufacturers to display products in the Company's on-line stores, and developing the Company's proprietary systems operating procedures. The Company has been selling merchandise on the Internet since September 1995 and on AOL since November 1996. Accordingly, the Company has a limited operating history and is still in the early stages of development.

      The Company recognizes product revenues when goods are shipped to the customer. Typically, the Company receives payment from the customer's credit card through a financial institution within two to four business days. The amount received by the Company is net of any credit card transaction fees deducted by the financial institution. The Company carries minimal inventory and typically pays its vendors for goods within 30 to 60 days.

      The Company intends to increase its operating expenses to fund increased marketing and advertising, to enhance existing stores and to establish strategic relationships important to the success of the Company. The Company expects that it will continue to incur net losses and generate negative cash flow from operations for the foreseeable future as it continues to develop its business.

Results of Operations

Three Month's Ended March 31, 1998 compared to Three Months Ended March 31,
1997.

Revenues: Revenue is comprised of sales of products offered in the Company's on-line stores and vendor set-up fees. Total revenues increased by 114%, or $225,000, from $197,000 in the first quarter of 1997 to $422,000 in the first quarter of 1998. Product sales increased by 189%, or $255,000, from $135,000 in the first quarter of 1997 to $390,000 in the first quarter of 1998. This increase was primarily attributable to increased marketing efforts, an expanded customer base and repeat purchases from existing customers. Set-up fees decreased by 48%, or $30,000, from $62,000 in the first quarter of 1997 to $32,000 in the first quarter of 1998, as a result of a decrease in emphasis on collecting set-up fees and an increase in emphasis on product sales.

Cost of Revenues: Cost of revenues consists primarily of the cost of products sold to customers, including shipping and handling. Costs of revenues increased by 192%, or $192,000, from $100,000 in the first quarter of 1997 to $292,000 in the first quarter of 1998, primarily due to increased product sales. Gross profit margins related to product sales were 25.1% in the first quarter of 1998 compared to 25.9% in the first quarter of 1997.

Operating Expenses: Operating expenses consist primarily of personnel expenses, on-line, radio and print advertising, public relations and other promotional expenses, including payments to AOL, and general corporate expenses. Operating expenses increased by 107%, or $470,000, from $439,000 in the first quarter of 1997 to $909,000 in the first quarter of 1998. The increases were primarily attributable to higher personnel costs related to the increased infrastructure of the Company, higher advertising and promotional expenses and an increase in AOL fees.

Liquidity and Capital Resources

      On March 26, 1998, the Company completed its initial public offering ("IPO") of 3,220,000 shares of Common Stock at a price of $6.50 per share. Net proceeds from the IPO, net of underwriting discounts and offering costs, were $18,857,000. Prior to the IPO, the Company had financed its operations primarily from capital contributions from private investors. At March 31, 1998, the Company had cash and cash equivalents of $18,687,000, working capital of $17,894,000, stockholders' equity of $18,077,000 and no debt. The Company believes that its existing capital resources will enable it to maintain its operations for at least the next twelve months.

      Net cash used in operations in the first quarter of 1998 was $847,000, primarily due to the $775,000 net loss.

      Capital expenditures, primarily for computer equipment to support the Company's expansion and increased infrastructure, were $82,000 in the first quarter of 1998. In May 1998, the Company entered into agreements to purchase and install new state of the art integrated electronic commerce and accounting systems for approximately $900,000. In addition, as of May 1998, the Company is negotiating with a view to entering into a 10-year lease for space in Jersey City, New Jersey. If this lease is executed, the Company anticipates that it will make capital expenditures for leasehold improvements, furniture and equipment relating to this space of approximately $350,000. No other material commitments for capital expenditures are currently outstanding or contemplated.

      Net cash provided by financing activities in the first quarter of 1998 was $18,829,000, consisting of the net proceeds of its IPO of $18,857,000, partially offset by payments of capital lease obligations of $28,000. On March 19, 1998, the Trustees of General Electric Pension Trust loaned the Company $500,000 for working capital purposes, which was repaid with IPO proceeds on March 27, 1998.

      On March 31, 1998, the Company entered into a two-year sponsorship and marketing agreement with Excite, Inc. Under the terms of the agreement, cybershop.com will be more prominently presented than any other competitive online department store on the Excite and WebCrawler services.

      The Company believes that its computer systems and software products, including its new system which will be installed during 1998, are fully year 2000 compatible. However, it is possible that certain computer systems or software products of the Company's suppliers or customers may not accept input of, store, manipulate and output dates in the year 2000 or thereafter without error or interruption. The Company may be required to make significant expenditures to identify, address or remedy any potential year 2000 problems, or to satisfy liabilities to which the Company may become subject as a result of such problems.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      On March 20, 1998 the Company's Registration Statement on Form S-1 (File No. 333-42707) was declared effective by the SEC. Pursuant to the Registration Statement the Company registered and sold 3,220,000 shares of Common Stock at a price of $6.50 per share. The managing underwriters were C.E. Unterberg, Towbin and Fahnestock & Co. Inc. The aggregate price of the amount offered and sold was $20,930,000.

      The following sets forth the Company's reasonable estimates of the total expenses incurred by the Company, from the effective date of the Registration Statement through March 31, 1998, in connection with the issuance and distribution of the securities registered.

     (i)   underwriting discounts and commissions                   $1,465,000
     (ii)  finders' fees                                                    --
     (iii) expenses paid to or for underwriters                             --
     (iv)  other expenses                                              608,000
                                                                    ----------
                                                   Total            $2,073,000
                                                                    ==========

      None of the above payments were direct or indirect payments to the Company's officers or directors, persons owning 10% or more of the Common Stock, affiliates of the Company or other persons.

      The net offering proceeds to the Company after deducting the total expenses set forth above were $18,857,000.

      From the effective date of the Registration Statement through March 31, 1998, the Company used the following amounts from the net offering proceeds for the purposes set forth below:

            Construction of plant                           $        --
            Building and facilities                                  --
            Purchase and installation
               of machinery and equipment                            --
            Purchase of real estate                                  --
            Acquisition of other business                            --
            Repayment of indebtedness                           500,000
            Working capital                                          --
            Temporary investments                           $18,357,000

      On March 19, 1998, the Trustees of General Electric Pension Trust loaned the Company $500,000 at an interest rate of 15% per annum. The proceeds of the loan were utilized by the Company for working capital purposes. Jeffrey S. Tauber pledged 172,500 of his shares of Common Stock as security for the loan. The loan was repaid on March 27, 1998.

      The use of proceeds set forth above does not represent a material change in the use of proceeds described in the Registration Statement.

Item 6. Exhibits and Reports on Form 8-K

a.    The following is a list of exhibits filed as part of this Form 10-Q:

2. Plan of acquisition, reorganization, arrangement, liquidation or succession: None

3.    Articles of Incorporation:

      3.1 Certificate of Incorporation, as amended and as currently in effect (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-42707).

      By-Laws:

      3.2 By-Laws as currently in effect (Incorporated by reference to Exhibit
      3.2 to the Company's Registration Statement on Form S-1 (File No. 333-42707).

10.   Material Contracts:

10.1 Sponsorship Agreement dated as of March 31, 1998 between Excite, Inc. and the Company.

11. Statement re computation of per share earnings: Statement regarding computation of per share earnings is not required because the computation can be readily determined from the material contained in the financial statements included herein.

15.   Letter re unaudited financial information: None

16.   Letter re change in accounting principles: None

19.   Report furnished to security holders: None

22.   Published report regarding matters submitted to vote of security holders:
      None

23.   Consents of Experts and Counsel: None

24.   Power of Attorney: None

27. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only

99.   Additional Exhibits: None

b.    There were no reports on Form 8-K filed during the quarter ended March 31,
      1998

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 14, 1998                   By: /s/ Jeffrey S. Tauber
                                         ---------------------
                                         Jeffrey S. Tauber
                                         President, Chief Executive Officer and
                                         Chairman of the Board of Directors
                                         (Principal Executive Officer)


Date: May 14, 1998                   By: /s/ Gary S. Finkel
                                         ------------------
                                         Gary S. Finkel
                                         Vice President, Chief Financial Officer
                                         and Treasurer
                                         (Principal Accounting Officer)

Exhibit Index

10.1 Sponsorship Agreement dated as of March 31, 1998 between Excite, Inc. and the Company.

27.   Financial Data Schedule.