Form 10-Q
period 1998-06-30
CYBERSHOP INTERNATIONAL INC
filed 1998-08-14
CIK 1051591

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from _ to _

                         Commission File Number 0-23901

                          CYBERSHOP INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                    13-3979226
    -------------------------------                      -------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

    130 Madison Avenue, New York, NY                            10016
----------------------------------------                      ----------
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

                                 Yes |_|  No |X|

The number of shares of the Registrant's common stock, par value $.001 per share, outstanding on August 10, 1998 was 7,220,000 shares.

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                           Page
PART I. FINANCIAL INFORMATION                                             Number
                                                                          ------

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of June 30, 1998 (unaudited)
            and December 31, 1997                                            2

            Consolidated Statements of Operations for the Three Months
            and Six Months ended June 30, 1998 and 1997 (unaudited)          3

            Consolidated Statements of Cash Flows for the Six Months
            ended June 30, 1998 and 1997 (unaudited)                         4

            Notes to Consolidated Financial Statements                       5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        6

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                        8

Item 6.     Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                                  11

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997

ASSETS                                                                  June 30,     December 31,
                                                                         1998            1997
                                                                     ------------    ------------
                                                                      (Unaudited)
Current assets:
      Cash and cash equivalents                                      $ 16,565,000    $    787,000
      Accounts receivable, net                                             23,000          66,000
      Inventories                                                          34,000          31,000
      Prepaid expenses and other                                          162,000              --
                                                                     ------------    ------------
         Total current assets                                          16,784,000         884,000

Property and equipment, net                                               780,000         132,000
Other assets                                                               50,000         211,000
                                                                     ------------    ------------

         Total assets                                                $ 17,614,000    $  1,227,000
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                               $  1,049,000    $    740,000
      Accrued liabilities                                                 140,000         324,000
      Deferred revenues                                                    67,000         135,000
      Current portion of capital lease obligations                             --          13,000
                                                                     ------------    ------------
         Total current liabilities                                      1,256,000       1,212,000

Deferred rent                                                               9,000           5,000
Capital lease obligations                                                      --          15,000
                                                                     ------------    ------------

         Total liabilities                                              1,265,000       1,232,000
                                                                     ------------    ------------

Stockholders' equity (deficit):
      Members capital interest                                                 --       3,139,000
      Preferred stock, $.001 par value; 5,000,000 shares
         authorized; none issued and outstanding                               --              --
      Common stock, $.001 par value; 25,000,000 shares authorized;
          7,220,000 shares issued and outstanding at June 30, 1998          7,000              --
      Additional paid-in capital                                       18,107,000              --
      Accumulated deficit                                              (1,765,000)     (3,144,000)
                                                                     ------------    ------------
         Total stockholders' equity (deficit)                          16,349,000          (5,000)
                                                                     ------------    ------------

         Total liabilities and stockholders' equity (deficit)        $ 17,614,000    $  1,227,000
                                                                     ============    ============

  The accompanying Notes to the unaudited Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                        Three Months Ended June 30,    Six Months Ended June 30,
                                        --------------------------    --------------------------
                                            1998           1997           1998           1997
                                        -----------    -----------    -----------    -----------
Revenues:
     Product sales                      $   494,000    $   196,000    $   884,000    $   331,000
     Set up fees                             30,000         49,000         62,000        111,000
                                        -----------    -----------    -----------    -----------
        Total revenues                      524,000        245,000        946,000        442,000
Cost of revenues                            379,000        145,000        671,000        245,000
                                        -----------    -----------    -----------    -----------
Gross profit                                145,000        100,000        275,000        197,000
Operating expenses                        2,010,000        449,000      2,919,000        888,000
                                        -----------    -----------    -----------    -----------
Loss from operations                     (1,865,000)      (349,000)    (2,644,000)      (691,000)
Other, net                                  245,000          1,000        249,000          6,000
                                        -----------    -----------    -----------    -----------
Net loss                                $(1,620,000)   $  (348,000)   $(2,395,000)   $  (685,000)
                                        ===========    ===========    ===========    ===========
Net loss per share, basic and diluted   $     (0.22)   $     (0.10)   $     (0.42)   $     (0.19)
                                        ===========    ===========    ===========    ===========
Weighted average common shares
      outstanding, basic and diluted      7,220,000      3,589,129      5,699,445      3,536,604

  The accompanying Notes to the unaudited Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                  1998            1997
                                                              ------------    ------------
Cash flows from operating activities:
     Net loss                                                 $ (2,395,000)   $   (685,000)
     Adjustments to reconcile net loss to cash used
          in operating activities:
          Depreciation                                              72,000          35,000
          Increase (decrease) in cash from changes in:
              Accounts receivable, net                              43,000          (8,000)
              Inventories                                           (3,000)             --
              Prepaid expenses and other                          (162,000)             --
              Other assets                                         161,000              --
              Accounts payable                                     309,000         (51,000)
              Accrued liabilities                                 (184,000)        (82,000)
              Deferred revenues                                    (68,000)        (58,000)
              Deferred rent                                          4,000           2,000
                                                              ------------    ------------

                  Net cash used in operating activities         (2,223,000)       (847,000)
                                                              ------------    ------------

Cash flows from investing activities:
     Purchases of property and equipment                          (720,000)        (53,000)
                                                              ------------    ------------

Cash flows from financing activities:
     Net proceeds from sale of common stock                     18,749,000       1,550,000
     Proceeds of short-term loan                                   500,000              --
     Repayment of short-term laon                                 (500,000)             --
     Payments of capital lease obligations                         (28,000)             --
                                                              ------------    ------------

                  Net cash provided by financing activities     18,721,000       1,550,000
                                                              ------------    ------------

                  Net increase (decrease) in cash               15,778,000         650,000

Cash and cash equivalents, beginning of period                     787,000         510,000
                                                              ------------    ------------

Cash and cash equivalents, end of period                      $ 16,565,000    $  1,160,000
                                                              ============    ============

  The accompanying Notes to the unaudited Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of the Business and Basis of Presentation.

      CyberShop International, Inc. and subsidiaries (the "Company") is an online retailer that offers brand name products from manufacturers to customers on the Company's website on the World Wide Web at cybershop.com and from its store that resides on America Online ("AOL").

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

      The information presented for June 30, 1998 and 1997, and for the three and six-month periods then ended, is unaudited, but, in the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 1998, the results of its operations for the three and six-month periods ended June 30, 1998 and 1997 and its cash flows for the six month periods ended June 30, 1998 and 1997. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997, which were included as part of the Company's Form S-1, as amended, as filed with the Securities and Exchange Commission (the "SEC").

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

2. Public Offering of Common Stock.

      On March 26, 1998, the Company completed its initial public offering of 3,220,000 shares of common stock at a price of $6.50 per share. Net proceeds from this offering, net of underwriting discounts and offering costs, were $18,749,000.

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

      In June 1998, the Company signed a definitive agreement forming a joint venture to develop a new web site with Tops Appliance City, a leading consumer electronics, appliance and computer retailer. The new site, electronics.net, will sell consumer electronics, appliances and computers on the Internet beginning in the fourth quarter of 1998.

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

Results of Operations

Three Month's Ended June 30, 1998 compared to Three Months Ended June 30, 1997.

Revenues: Revenue is comprised of sales of products offered in the Company's on-line stores and vendor set-up fees. Total revenues increased by 114%, or $279,000, from $245,000 in the second quarter of 1997 to $524,000 in the second quarter of 1998. Product sales increased by 152%, or $298,000, from $196,000 in the second quarter of 1997 to $494,000 in the second quarter of 1998. This increase was primarily attributable to increased marketing efforts, an expanded customer base and repeat purchases from existing customers. Set-up fees decreased by 39%, or $19,000, from $49,000 in the second quarter of 1997 to $30,000 in the second quarter of 1998, as a result of a decrease in emphasis on collecting set-up fees and an increase in emphasis on product sales.

Cost of Revenues: Cost of revenues consists primarily of the cost of products sold to customers, including shipping and handling. Costs of revenues increased by 161%, or $234,000, from $145,000 in the second quarter of 1997 to $379,000 in the second quarter of 1998, primarily due to increased product sales. Gross profit margins related to product sales were 23.3% in the second quarter of 1998 compared to 26.0% in the second quarter of 1997. The decrease from 1997 to 1998 is primarily attributed to higher promotional discounts and an unfavorable change in product mix, as the consumer electronics category, which typically yields lower than average gross profit margins, represented a higher percentage of total sales in 1998 than in 1997.

Operating Expenses: Operating expenses consist primarily of personnel expenses, on-line, radio and print advertising, public relations and other promotional expenses, including payments to AOL, and general corporate expenses. Operating expenses increased by 348%, or $1,561,000, from $449,000 in the second quarter of 1997 to $2,010,000 in the second quarter of 1998. The increases were primarily attributable to higher advertising and promotional expenses, as the Company ran a Mother's Day radio and newspaper advertising campaign in 1998, several strategic marketing agreements began in 1998, and fees to AOL increased significantly from the prior year. The advertising and promotional costs incurred by the Company in the second quarter of 1997 were insignificant. In addition, personnel and general corporate costs related to the increased infrastructure of the Company increased significantly.

Other, net: The increase from 1997 to 1998 is primarily due to the interest income earned on the remaining net proceeds from the Company's IPO in March 1998.

Six Month's Ended June 30, 1998 compared to Six Months Ended June 30, 1997.

Revenues: Revenue is comprised of sales of products offered in the Company's on-line stores and vendor set-up fees. Total revenues increased by 114%, or $504,000, from $442,000 in the first half of 1997 to $946,000 in the first half of 1998. Product sales increased by 167%, or $553,000, from $331,000 in the first half of 1997 to $884,000 in the first half of 1998. This increase was primarily attributable to increased marketing efforts, an expanded customer base and repeat purchases from existing customers. Set-up fees decreased by 44%, or $49,000, from $111,000 in the first half of 1997 to $62,000 in the first half of 1998, as a result of a decrease in emphasis on collecting set-up fees and an increase in emphasis on product sales.

Cost of Revenues: Cost of revenues consists primarily of the cost of products sold to customers, including shipping and handling. Costs of revenues increased by 174%, or $426,000, from $245,000 in the first half of 1997 to $671,000 in the first half of 1998, primarily due to increased product sales. Gross profit margins related to product sales were 24.1% in the first half of 1998 compared to 26.0% in the first half of 1997. The decrease from 1997 to 1998 is primarily attributed to higher promotional discounts and an unfavorable change in product mix, as the consumer electronics category, which typically yields lower than average gross profit margins, represented a higher percentage of total sales in 1998 than in 1997.

Operating Expenses: Operating expenses consist primarily of personnel expenses, on-line, radio and print advertising, public relations and other promotional expenses, including payments to AOL, and general corporate expenses. Operating expenses increased by 229%, or $2,031,000, from $888,000 in the first half of 1997 to $2,919,000 in the first half of 1998. The increases were primarily attributable to higher advertising and promotional expenses, an increase in AOL fees, and higher personnel and general corporate costs related to the increased infrastructure of the Company.

Other, net: The increase from 1997 to 1998 is primarily due to the interest income earned on the remaining net proceeds from the Company's IPO in March 1998.

Liquidity and Capital Resources

      On March 26, 1998, the Company completed its initial public offering ("IPO") of 3,220,000 shares of Common Stock at a price of $6.50 per share. Net proceeds from the IPO, net of underwriting discounts and offering costs, were $18,749,000. Prior to the IPO, the Company had financed its operations primarily from capital contributions from private investors. At June 30, 1998, the Company had cash and cash equivalents of $16,565,000, working capital of $15,528,000, stockholders' equity of $16,349,000 and no debt. The Company believes that its existing capital resources will enable it to maintain its operations for at least the next twelve months.

      Net cash used in operations in the first half of 1998 was $2,223,000, primarily due to the $2,395,000 net loss.

      Capital expenditures, primarily for computer equipment and software to support the Company's expansion and increased infrastructure, were $720,000 in the first half of 1998. In May 1998, the Company entered into agreements to purchase and install new state of the art integrated electronic commerce and accounting systems for approximately $900,000, of which $473,000 was purchased in the second quarter of 1998. The remaining balance will be purchased in the second half of 1998. In addition, in June 1998, the Company entered into a 10-year lease for space in Jersey City, New Jersey. The Company anticipates that it will make capital expenditures for leasehold improvements, furniture and equipment relating to this space of approximately $500,000 in the third quarter of 1998. The Company anticipates moving into the new space in late August, 1998. No other material commitments for capital expenditures are currently outstanding or contemplated.

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

      The following sets forth the Company's reasonable estimates of the total expenses incurred by the Company, from the effective date of the Registration Statement through June 30, 1998, in connection with the issuance and distribution of the securities registered.

      (i)   underwriting discounts and commissions                   $1,465,000
      (ii)  finders' fees                                                     -
      (iii) expenses paid to or for underwriters                              -
      (iv)  other expenses                                              716,000
                                                                     -----------

                                   Total                             $2,181,000
                                                                     ===========

      None of the above payments were direct or indirect payments to the Company's officers or directors, persons owning 10% or more of the Common Stock, affiliates of the Company or other persons.

      The net offering proceeds to the Company after deducting the total expenses set forth above were $18,749,000.

      From the effective date of the Registration Statement through June 30, 1998 the Company used the following amounts from the net offering proceeds for the purposes set forth below:

            Construction of plant                                   $         -
            Building and facilities                                           -
            Purchase and installation
                 of machinery, equipment and software                   638,000
            Purchase of real estate                                           -
            Acquisition of other business                                     -
            Repayment of indebtedness                                   500,000
            Working capital                                           1,046,000
            Temporary investments                                   $16,565,000

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

      By-Laws:

      3.2 By-Laws as currently in effect (Incorporated by reference to Exhibit
      3.2 to the Company's Registration Statement on Form S-1 (File No. 333-42707).

10.   Material Contracts:

      10.1 Operating Agreement dated June 14, 1998 between the Company and TOPS Appliance City, Inc.

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

22.   Published report regarding matters submitted to vote of security holders:
      None

23.   Consents of Experts and Counsel: None

24.   Power of Attorney: None

27. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only

99.   Additional Exhibits: None

b.    Reports on Form 8-K, 1998.

      On June 30, 1998 the Company filed a Form 8-K reflecting the operating agreement entered into on June 14, 1998, with respect to a joint venture with TOPS Appliance City, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: August 11, 1998                       By: /s/ Jeffrey S. Tauber
                                                ---------------------
                                                Jeffrey S. Tauber
                                                President, Chief Executive
                                                Officer and Chairman of the
                                                Board of Directors
                                                (Principal Executive Officer)


Date: August 11, 1998                       By: /s/ Gary S. Finkel
                                                ------------------
                                                Gary S. Finkel
                                                Vice President, Chief
                                                Financial Officer and
                                                Treasurer
                                                (Principal Accounting Officer)

Exhibit Index

10.1  Operating Agreement of Electronics.Net LLC

27.   Financial Data Schedule.