Form 10-Q
period 1998-09-30
CYBERSHOP INTERNATIONAL INC
filed 1998-11-16
CIK 1051591

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

                                       OR

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-23901

                          CYBERSHOP INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                  13-3979226
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   116 Newark Avenue, Jersey City, NJ                    07302
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (201) 234-5000

                                ----------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes |X|      No |_|

The number of shares of the Registrant's common stock, par value $.001 per share, outstanding on November 10, 1998 was 7,220,000 shares.

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                           Page
PART I.     FINANCIAL INFORMATION                                         Number
                                                                          ------

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of September 30, 1998
            (unaudited) and December 31, 1997                                2

            Consolidated Statements of Operations for the Three Months
            and Nine Months ended September 30, 1998 and 1997
            (unaudited)                                                      3

            Consolidated Statements of Cash Flows for the Nine Months
            ended September 30, 1998 and 1997 (unaudited)                    4

            Notes to Consolidated Financial Statements                       5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        6

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                        9

Item 6.     Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                                  11

                          PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

ASSETS                                                              September 30,      December 31,
                                                                        1998               1997
                                                                    -------------     ------------
                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                                         $ 14,726,000       $   787,000
  Accounts receivable, net                                                46,000            66,000
  Inventories                                                              8,000            31,000
  Prepaid expenses and other                                             261,000                --
                                                                    ------------       -----------
    Total current assets                                              15,041,000           884,000

Property and equipment, net                                            1,946,000           132,000
Other assets                                                             104,000           211,000
                                                                    ------------       -----------
    Total assets                                                    $ 17,091,000       $ 1,227,000
                                                                    ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                  $  1,585,000       $   740,000
  Accrued liabilities                                                    109,000           324,000
  Deferred revenues                                                       60,000           135,000
  Current portion of capital lease obligations                                --            13,000
                                                                    ------------       -----------
    Total current liabilities                                          1,754,000         1,212,000

Deferred rent                                                             20,000             5,000
Capital lease obligations                                                     --            15,000
Minority interest                                                         86,000                --
                                                                    ------------       -----------
    Total liabilities                                                  1,860,000         1,232,000
                                                                    ------------       -----------

Stockholders' equity (deficit):
  Members capital interest                                                    --         3,139,000
  Preferred stock, $.001 par value; 5,000,000 shares
    authorized; none issued and outstanding                                   --                --
  Common stock, $.001 par value; 25,000,000 shares authorized;
    7,220,000 shares issued and outstanding at June 30, 1998               7,000                --
  Additional paid-in capital                                          18,107,000                --
  Accumulated deficit                                                 (2,883,000)       (3,144,000)
                                                                    ------------       -----------
    Total stockholders' equity (deficit)                              15,231,000            (5,000)
                                                                    ------------       -----------
    Total liabilities and stockholders' equity (deficit)            $ 17,091,000       $ 1,227,000
                                                                    ============       ===========

    The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                            Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                           -----------------------------       -----------------------------
                                              1998               1997             1998               1997
                                           -----------       -----------       -----------       -----------
Revenues:
  Product sales                            $   424,000       $   165,000       $ 1,308,000       $   496,000
  Set up fees                                   30,000            40,000            92,000           151,000
                                           -----------       -----------       -----------       -----------
    Total revenues                             454,000           205,000         1,400,000           647,000
Cost of revenues                               337,000           120,000         1,008,000           365,000
                                           -----------       -----------       -----------       -----------
Gross profit                                   117,000            85,000           392,000           282,000
Operating expenses                           1,459,000           425,000         4,378,000         1,313,000
                                           -----------       -----------       -----------       -----------
Loss from operations                        (1,342,000)         (340,000)       (3,986,000)       (1,031,000)
Other, net                                     224,000             9,000           473,000            15,000
                                           -----------       -----------       -----------       -----------

Net loss                                   $(1,118,000)      $  (331,000)      $(3,513,000)      $(1,016,000)
                                           ===========       ===========       ===========       ===========

Net loss per share, basic and diluted      $     (0.15)      $     (0.08)      $     (0.57)      $     (0.28)
                                           ===========       ===========       ===========       ===========

Weighted average common shares
  outstanding, basic and diluted             7,220,000         4,000,000         6,206,297         3,691,069

    The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                           1998               1997
                                                       ------------       -----------
Cash flows from operating activities:
  Net loss                                             $ (3,513,000)      $(1,016,000)
  Adjustments to reconcile net loss to cash used
    in operating activities:
    Depreciation                                            122,000            55,000
    Minority interest                                       (12,000)               --
    Increase (decrease) in cash from changes in:
      Accounts receivable, net                               20,000           (28,000)
      Inventories                                            23,000                --
      Prepaid expenses and other                           (261,000)               --
      Other assets                                          107,000                --
      Accounts payable                                      845,000           (69,000)
      Accrued liabilities                                  (215,000)         (102,000)
      Deferred revenues                                     (75,000)          (71,000)
      Deferred rent                                          15,000             3,000
                                                       ------------       -----------

        Net cash used in operating activities            (2,944,000)       (1,228,000)
                                                       ------------       -----------

Cash flows from investing activities:
  Purchases of property and equipment                    (1,936,000)          (81,000)
                                                       ------------       -----------

Cash flows from financing activities:
  Net proceeds from sale of common stock                 18,749,000         1,550,000
  Minority capital contribution in joint venture             98,000                --
  Proceeds of short-term loan                               500,000                --
  Repayment of short-term loan                             (500,000)               --
  Payments of capital lease obligations                     (28,000)               --
                                                       ------------       -----------

        Net cash provided by financing activities        18,819,000         1,550,000
                                                       ------------       -----------

        Net increase (decrease) in cash                  13,939,000           241,000

Cash and cash equivalents, beginning of period              787,000           510,000
                                                       ------------       -----------

Cash and cash equivalents, end of period               $ 14,726,000       $   751,000
                                                       ============       ===========

         The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of the Business and Basis of Presentation.

      CyberShop International, Inc. and subsidiaries (the "Company") is an online retailer that offers brand name products from manufacturers to customers on the Company's websites on the World Wide Web at cybershop.com, electronics.net and egift.com and from its store that resides on America Online ("AOL").

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

      The information presented for September 30, 1998 and 1997, and for the three and nine-month periods then ended, is unaudited, but, in the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 1998, the results of its operations for the three and nine-month periods ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997, which were included as part of the Company's Form S-1, as amended, as filed with the Securities and Exchange Commission (the "SEC").

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

      These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," "will," "expect," "anticipate," "intend," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to those set forth under "Overview" and "Liquidity and Capital Resources" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its key markets, the intensely competitive on-line commerce environment, the Company's dependence on its strategic alliances and key suppliers and distributors, and the risks associated with capacity constraints, systems development, and the management of growth. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company has filed or files from time to time with the SEC.

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

      In June 1998, the Company signed a definitive agreement forming a joint venture to develop a new web site with Tops Appliance City ("TOPS"), a leading consumer electronics, appliance and computer retailer. The Company owns 51% of the joint venture with TOPS owning the remaining 49%. The new site, electronics.net, began selling consumer electronics, appliances and computers on the Internet on October 29, 1998.

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

      The Company intends to increase its operating expenses to fund increased marketing and advertising, to enhance existing stores and to establish strategic relationships important to the success of the Company. The Company expects that it will continue to incur net losses and generate negative cash flow from operations for the foreseeable future as it continues to develop its business and no assurance can be given as to when, if at all, the Company will achieve profitability.

Results of Operations

Three Months Ended September 30, 1998 compared to Three Months Ended September 30, 1997.

Revenues: Revenue is comprised of sales of products offered in the Company's on-line stores and vendor set-up fees. Total revenues increased by 121%, or $249,000, from $205,000 in the third quarter of 1997 to $454,000 in the third quarter of 1998. Product sales increased by 157%, or $259,000, from $165,000 in the third quarter of 1997 to $424,000 in the third quarter of 1998. This increase was primarily attributable to increased marketing efforts, an expanded customer base and repeat purchases from existing customers. Set-up fees decreased by 25%, or $10,000, from $40,000 in the third quarter of 1997 to $30,000 in the third quarter of 1998, as a result of a decrease in emphasis on charging set-up fees and an increase in emphasis on product sales.

Cost of Revenues: Cost of revenues consists primarily of the cost of products sold to customers, including shipping and handling. Costs of revenues increased by 181%, or $217,000, from $120,000 in the third quarter of 1997 to $337,000 in the second quarter of 1998, primarily due to increased product sales. Gross profit margins related to product sales were 20.5% in the third quarter of 1998 compared to 27.3% in the third quarter of 1997. The decrease from 1997 to 1998 is primarily attributed to higher promotional discounts and an unfavorable change in product mix, as the consumer electronics category, which typically yields lower than average gross profit margins, represented a higher percentage of total sales in 1998 than in 1997.

Operating Expenses: Operating expenses consist primarily of personnel expenses, on-line, radio and print advertising, public relations and other promotional expenses, including payments to AOL, and general corporate expenses. Operating expenses increased by 243%, or $1,034,000, from $425,000 in the third quarter of 1997 to $1,459,000 in the third quarter of 1998. The increases were primarily attributable to higher advertising and promotional expenses, several strategic marketing agreements began in 1998, and fees to AOL increased significantly from the prior year. In addition, personnel and general corporate costs related to the increased infrastructure of the Company increased significantly.

Other, net: The increase from 1997 to 1998 is primarily due to the interest income earned on the remaining net proceeds from the Company's IPO in March 1998 and $12,000 of minority interest income attributable to the electronics.net joint venture.

Nine Months Ended September 30, 1998 compared to Nine Months Ended September 30, 1997.

Revenues: Revenue is comprised of sales of products offered in the Company's on-line stores and vendor set-up fees. Total revenues increased by 116%, or $753,000, from $647,000 in the first nine months of 1997 to $1,400,000 in the first nine months of 1998. Product sales increased by 164%, or $812,000, from $496,000 in the first nine months of 1997 to $1,308,000 in the first nine months of 1998. This increase was primarily attributable to increased marketing efforts, an expanded customer base and repeat purchases from existing customers. Set-up fees decreased by 39%, or $59,000, from $151,000 in the first nine months of 1997 to $92,000 in the first nine months of 1998, as a result of a decrease in emphasis on charging set-up fees and an increase in emphasis on product sales.

Cost of Revenues: Cost of revenues consists primarily of the cost of products sold to customers, including shipping and handling. Costs of revenues increased by 176%, or $643,000, from $365,000 in the first nine months of 1997 to $1,008,000 in the first nine months of 1998, primarily due to increased product sales. Gross profit margins related to product sales were 22.9% in the first nine months of 1998 compared to 26.4% in the first nine months of 1997. The decrease from 1997 to 1998 is primarily attributed to higher promotional discounts and an unfavorable change in product mix, as the consumer electronics category, which typically yields lower than average gross profit margins, represented a higher percentage of total sales in 1998 than in 1997.

Operating Expenses: Operating expenses consist primarily of personnel expenses, on-line, radio and print advertising, public relations and other promotional expenses, including payments to AOL, and general corporate expenses. Operating expenses increased by 233%, or $3,065,000, from $1,313,000 in the first nine months of 1997 to $4,378,000 in the first nine months of 1998. The increases were primarily attributable to higher advertising and promotional expenses, an increase in AOL fees, and higher personnel and general corporate costs related to the increased infrastructure of the Company.

Other, net: The increase from 1997 to 1998 is primarily due to the interest income earned on the remaining net proceeds from the Company's IPO in March 1998 and $12,000 of minority interest income attributable to the electronics.net joint venture.

Liquidity and Capital Resources

      On March 26, 1998, the Company completed its initial public offering ("IPO") of 3,220,000 shares of Common Stock at a price of $6.50 per share. Net proceeds from the IPO, net of underwriting discounts and offering costs, were $18,749,000. Prior to the IPO, the Company had financed its operations primarily from capital contributions from private investors. At September 30, 1998, the Company had cash and cash equivalents of $14,726,000, working capital of $13,287,000, stockholders' equity of $15,231,000 and no debt. The Company believes that its existing capital resources will enable it to maintain its operations for at least the next twelve months.

      Net cash used in operations in the first nine months of 1998 was $2,944,000, primarily due to the $3,513,000 net loss.

      Capital expenditures, primarily for computer equipment and software to support the Company's expansion and increased infrastructure and leasehold improvements, furniture and equipment relating to the Company's new office space in Jersey City, New Jersey, were $1,936,000 in the first nine months of 1998. In 1998, the Company entered into agreements to purchase and install new state of the art integrated electronic commerce and accounting software for approximately $1,400,000, of which $1,032,000 was purchased through September 30, 1998. The remaining balance will be purchased in the fourth quarter of 1998. In addition, in June 1998, the Company entered into a 10-year lease for space in Jersey City, New Jersey. The Company made capital expenditures for leasehold improvements, furniture and equipment relating to this space of approximately $575,000 in the third quarter of 1998. The Company moved into the new space in late August, 1998. No other material commitments for capital expenditures are currently outstanding or contemplated.

      The Company believes that its computer systems and software products including its new software described above are fully year 2000 compatible. However, it is possible that certain computer systems or software products of the Company's suppliers or customers may not accept input of, store, manipulate and output dates in the year 2000 or thereafter without error or interruption. The Company is querying its current suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the year 2000 approaches. However, there can be no assurance that all date-handling problems of its suppliers will be identified by the Company or its suppliers in advance of their occurrence, or that the Company or the suppliers will be able to successfully remedy problems that are discovered. In the event that problems are discovered with its current suppliers which cannot be remedied the Company intends to seek alternative suppliers who are fully year 2000 compatible. The Company believes that most of its current customers who access its website are using software which is fully year 2000 compatible. The Company may, however, be required to make significant expenditures to address or remedy any year 2000 problems of its customers or vendors which are not identified in advance, or to satisfy liabilities to which the Company may become subject as a result of such problems.

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

      The following sets forth the Company's reasonable estimates of the total expenses incurred by the Company, from the effective date of the Registration Statement through September 30, 1998, in connection with the issuance and distribution of the securities registered.

      (i)  underwriting discounts and commissions               $1,465,000
      (ii) finders' fees                                                --
      (iii) expenses paid to or for underwriters                        --
      (iv) other expenses                                          716,000
                                                                ----------
                                     Total                      $2,181,000
                                                                ==========

      None of the above payments were direct or indirect payments to the Company's officers or directors, persons owning 10% or more of the Common Stock, affiliates of the Company or other persons.

      The net offering proceeds to the Company after deducting the total expenses set forth above were $18,749,000.

      From the effective date of the Registration Statement through September 30, 1998 the Company used the following amounts from the net offering proceeds for the purposes set forth below:

            Construction of plant                       $        --
            Building, facilities and leasehold
              improvements                                  349,000
            Purchase and installation
              of machinery, equipment and software        1,506,000
            Purchase of real estate                              --
            Acquisition of other business                        --
            Repayment of indebtedness                       500,000
            Working capital                               1,668,000
            Temporary investments                       $14,726,000

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

10.   Material Contracts: None

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

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: November 11, 1998         By: /s/ Jeffrey S. Tauber
                                    -----------------------
                                    Jeffrey S. Tauber
                                    President, Chief Executive Officer and
                                    Chairman of the Board of Directors
                                    (Principal Executive Officer)


Date: November 11, 1998         By: /s/ Gary S. Finkel
                                    -----------------------
                                    Gary S. Finkel
                                    Vice President, Chief Financial Officer
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)

Exhibit Index

27.   Financial Data Schedule.