Form 10-K
period 1998-12-31
CYBERSHOP INTERNATIONAL INC
filed 1999-03-19
CIK 1051591

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF
                       THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 1998     Commission file number 000-23901

                                       OR

                  |_| TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .
                              -----------   -----------

                           ---------------------------

                          CYBERSHOP INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                  13-3979226
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

116 Newark Avenue, Jersey City, New Jersey                 07302
 (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (201) 234-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $.001 per share
                                 (Title of Class)

                           ---------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of voting stock held by non-affiliates of the registrant on March 15, 1999, was approximately $48,359,000. On such date, the last sale price of registrant's common stock was $9.3125 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, officers and beneficial owners of in excess of 10% of the registrant's common stock have been excluded, except shares with respect to which such persons disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by registrant that such persons are, in fact, affiliates of registrant.

      Indicate number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1999.

           Class                                  Outstanding on March 15, 1999
           -----                                  -----------------------------
Common Stock, par value $.001 per share                     7,243,350

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                Part of the Form 10-K into which
              Document                            the Document is Incorporated
              --------                            ----------------------------
    Definitive Proxy Statement                 Part III, Items 10, 11, 12 and 13
    For 1999 Annual Meeting of Stockholders

                                    PART I

      The statements contained in this Annual Report that are not historical facts are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forwardlooking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to, the risk factors set forth below and economic conditions, including economic conditions related to the online commerce industry.

Item 1. Business.

(a) General Development of Business.

      CyberShop International Inc. and subsidiaries (the "Company") is an online retailer that offers quality brand name products through its online stores located at cybershop.com, egift.com and electronics.net, and from its store located on America Online ("AOL").

      The Company was incorporated in October, 1997 in the state of Delaware. On March 18, 1998, the members of Cybershop L.L.C., a New Jersey limited liability company, contributed all of their members' capital interests in exchange for an aggregate of 4,000,000 shares of Common Stock, par value $.001 per share ("Common Stock"), of the Company. The Company's principal executive offices are located at 116 Newark Avenue, Jersey City, New Jersey 07302.

      On March 26, 1998, the Company completed its initial public offering of 3,220,000 shares of Common Stock at a price of $6.50 per share and its Common Stock is listed on the NASDAQ National Market under the symbol "CYSP."

      On June 14, 1998, the Company signed an agreement forming a joint venture to develop an online store with Tops Appliance City ("TOPS"), a leading consumer electronics, appliance and computer retailer. The Company owns 51% of the joint venture with TOPS owning the remaining 49%. The site, electronics.net, began selling consumer electronics, appliances and computers on the Internet on October 29, 1998.

      Although historically most products have been shipped directly from suppliers, commencing in 1999, the Company plans to substantially increase the amount of inventory maintained for shipment by the Company to customers. These arrangements will be geared to the offering of a focused range of first quality merchandise at substantial discounts. The Company has already utilized a similar inventory model with egift.com.

(b) Financial information about industry segments.

      The Company operates in one business segment only.

(c) Narrative description of business.

The Company's Online Stores

      The Company's stores on the Internet are accessed at cybershop.com, electronics.net and egift.com and in the Department Store area of the AOL Shopping Channel.

cybershop.com

      The Company's online department store accessed at cybershop.com provides high quality color pictures and detailed information relating to products that are conveniently organized into departments by brand and category such as housewares, tabletop and decorative accessories, jewelry and watches, gifts and gourmet food, similar to those of traditional department stores. Shoppers can search for, browse and select products throughout the store and place selected merchandise in a virtual shopping bag that facilitates the process of collecting items, subtotaling purchases and reaching the purchase decision. Cybershop.com offers a broad selection of quality branded merchandise at a guaranteed competitive price.

electronics.net

      On June 14, 1998, the Company entered into a joint venture agreement to develop a new online store with TOPS, a leading consumer electronics, appliance and computer retailer. The new online store, electronics.net. was launched in October 1998 and offers a wide array of products including television and video equipment, home and car audio equipment, home appliances, home office equipment and related accessories. The joint venture combines the online expertise of the Company, with TOPS' superior product range and distribution and supply capabilities. Shoppers can research the thousands of products offered on the site, place the items in a virtual shopping bag, purchase the items and have them shipped within 24 hours of purchasing.

egift.com

      In November 1998, the Company launched its third online store, egift.com. The online gift store offers a range of gifts that are available within 24 hours after an order is placed. The items are predominantly shipped from a warehouse in Memphis, operated by Federal Express to accommodate customers' last minute gift purchases. The site also offers food items which are ordered via the Company's EDI network and shipped direct from the vendor to the customer. The site offers last minute shoppers the opportunity to purchase an item by 8 p.m. and have it delivered the next morning. The products offered in egift.com are regularly updated to reflect consumer demand and the special requirements for each gift giving period.

CyberShop's AOL Store

      AOL has established an online shopping mall that is comprised of more than 200 stores. This mall is a service offered exclusively by AOL to its users. The Company has chosen to establish a retail store within the AOL proprietary service in order to access AOL's large customer base in a medium familiar to AOL users. The Company's proprietary operating system interfaces with transaction processing systems operated by AOL and enables the Company to receive and fulfill orders in its AOL stores. Users of AOL's online service can access the Company's online store through the AOL Shopping Channel. CyberShop is one of the three anchor tenants in the Department Store area of the AOL Shopping Channel, which is a popular and heavily trafficked area of the AOL Shopping Channel. This store generally has the same extensive product offerings and features as the Company's store accessed at cybershop.com on the Internet and is maintained using AOL's proprietary technology and order systems. The Company believes that because this store is presented to the AOL user in the familiar AOL environment, the users are more comfortable shopping there than they might be in a less familiar Internet environment. Pursuant to the marketing agreement with AOL, the Company maintains an anchor tenancy button on the Department Store area's main screen and a guaranteed level of impressions. Additionally, the Company's products are featured in select AOL shopping events stores such as Santa's Workshop, Valentine's Day, Mother's and Father's Days, and Back-to-School, all of which are promoted throughout the AOL service. In December 1998, the Company signed a one year renewal of its marketing agreement and its anchor tenancy in AOL's Department Store Area.

Strategic Alliances

      The Company has pursued strategic alliances which are intended to generate additional referral traffic to each online store. The Company has also discussed with numerous companies the prospect of developing joint ventures whereby the Company can more readily enter new markets or product categories. The venture with TOPS, jointly developing electronics.net is such an example, where the Company offers its expertise in online commerce to a traditional retailer seeking to develop an online commerce strategy.

      The Company is also seeking to establish strategic alliances with global media companies to attract additional shoppers to, and increase brand recognition of, the Company's online stores. The first such alliance established by the Company is a marketing agreement with AOL which provides, among other things, for "CyberShop" to be featured as one of three anchor tenants within the Department Store area of the AOL Shopping Channel. As described above, the agreement also allows the Company to participate in a variety of banner advertising opportunities and to have certain of the Company's products and special offers featured within the AOL Shopping Channel or AOL's special event stores. The AOL agreement terminates on December 31, 1999, unless it is renewed. The agreement requires monthly payments of fixed fees.

      In the second quarter of 1998, the Company entered into a two-year sponsorship and marketing agreement with Excite, Inc. Under the terms of the agreement cybershop.com will be more prominently presented than any other competitive online department store in the Excite and WebCrawler services. Also in the second quarter of 1998, the Company announced a one-year marketing agreement with Microsoft's MSN Shopping Channel. Under the revised terms of that agreement, egift.com and electronics.net have tenancy buttons within their respective gift and electronics categories. In the fourth quarter, the Company also signed marketing agreements with two premier online transaction sites, Amazon.com and E*Trade, with the expectation that traffic referrals from these sites will yield higher conversion rates.

      On March 15, 1999 the Company entered into a merchant agreement and an advertising and marketing agreement with Yahoo! Inc., a leading global internet media company. The advertising and marketing agreements are for an initial term expiring on December 31, 1999. Pursuant to the agreements cybershop.com will be featured in Yahoo! Shopping, a one-stop shopping service where consumers can shop with more than 4,000 merchants in one web location. In addition, cybershop.com's products will be prominently featured on the Yahoo! Shopping home page, throughout various areas of Yahoo! Shopping and on related search results pages.

      The Company intends to negotiate additional marketing arrangements with other leading Internet search engines, guides and online communities. The Company believes that such strategic alliances will drive additional traffic to the Company's websites and enhance brand recognition. Additionally, the Company has recently established an "Affiliates Program" whereby third party websites may register with the Company and establish hyperlinks to one or all of the Company's online stores.

Sales and Marketing

      The Company's sales and marketing strategy is to build brand recognition as online retailers selling quality products thereby increasing traffic and attracting repeat customers to the Company's online stores. The Company utilizes numerous sales and marketing techniques to achieve these goals.

Store Promotion

      The Company utilizes both online and traditional advertising and promotion campaigns to promote its online stores. The Company's online marketing tactics include the purchase and use of banner advertising on a variety of key targeted websites and on search engines. The banner advertisements purchased by the Company that hyperlink to the Company's online stores are displayed when a search engine user searches for information relating to certain keywords such as gift, sale, holiday and shopping. The Company also promotes the CyberShop brand through banner advertisements on key websites, which also hyperlink to the stores. The Company also employs an electronic direct response program to promote certain offers or store events via e-mail, targeting specific customers based on such customers' prior visits and purchases.

      The Company also promotes its online stores through print advertising and intends to develop advertising through other media. The Company has a proactive public relations program which targets customers through national media outlets such as magazines, newspapers, and radio and television broadcasts.

      In addition, the Company relies on TOPS' promotions to advertise electronics.net. Currently, TOPS includes the web address in its print advertising and on TOPS delivery trucks.

      The Company has also created an Affiliates Program which links CyberShop stores with other websites that participate in the Affiliate Program. The Affiliates Program incentivizes participants by offering a commission on sales volume generated from a participating website and by offering a commission on every customer directed to CyberShop from the website. Currently, the Company has contracted with LinkShare Corporation to support the administration of this Affiliates Program which involves monitoring thousands of affiliates who refer traffic onto the Company's online stores.

Merchandising and Customer Programs

      Essential to the Company's merchandising and customer acquisition and retention strategy are its experienced merchandising team and its proprietary system operating procedures.

      In-Store Merchandising. The Company utilizes numerous merchandising tactics to enhance a customer's shopping experience. The Company believes that the shopper's ability to browse and search from a broad selection of products is a compelling incentive to shop at its online stores. While the online stores currently offer thousands of products, online technology offers the Company virtually unlimited online shelf space through which to increase its product offerings. The online stores also provide color pictures and detailed information relative to product specifics, service or care for many products in the stores. Management believes that access to clear pictures and helpful information at the point of purchase assists the customer in reaching an educated purchase decision and reduces the risk of product returns.

      Pricing. Through the use of its proprietary online operating system, the Company's merchandise managers are able to rapidly change product pricing, product information and featured products. The Company adjusts pricing strategies to maintain competitiveness with other retailers and maintains a price guarantee policy on most merchandise. Sales tax, shipping and handling charges are not included in the price check and remain the responsibility of the customer. From time to time, the Company seeks to encourage online purchasing by offering free shipping promotions. In addition, the Company offers other incentives such as gift with purchase to encourage online purchases. The Company believes that such value added services are important to attracting consumers from other retailing channels.

      Corporate Services. Management targets corporate customers as a source of high volume and repeat purchases. The Company offers a portfolio of gifts specially targeted for corporate customers. Corporate services include discounts on volume purchases, special gift packaging, gift cards, personalized options and professional consultation.

      Customer Attraction, Conversion and Retention. Many of the Company's customers are attracted to the Company's online stores through hyperlinks on search engines and guides and advertisements on AOL. The Company seeks to encourage shoppers to purchase at its online stores by offering competitive pricing, promotions, a convenient shopping venue, and an extensive selection of quality brand name products. The Company attempts to retain customers by providing outstanding customer service, including reliable order fulfillment, and product quality guarantees.

      Personalized Marketing. The Company believes that a strong understanding of the customer demographic profile and purchasing habits is critical to effective and successful merchandising. The Company aggregates demographic information relating to its customer base by requesting certain information, such as age, address, employment and education, upon a customer's registration. Through this collection of demographic consumer data, the Company has the ability to target promotional e-mail directly to customers, based on previous purchasing and browsing behavior.

Supplier Relationships

      The Company believes its relationships with suppliers will be a key factor to its success in the online retail industry. Upon receipt of a customer order, the Company electronically transmits a purchase order to the appropriate supplier or warehouse, who, in turn, ships the products directly to the customer. The shipping location provides shipping and back-order information, which the Company provides to customers by telephone or via e-mail. In 1999, the Company began to purchase inventory for cybershop.com from existing and new suppliers and stock them in a third party warehouse.

      In the case of the joint venture, electronics.net, the Company has established a distribution and shipping operation within a TOPS facility. TOPS, the Company's joint venture partner, is responsible for supplying the inventory to electronics.net. The website is integrated with the inventory management and ordering system of TOPS to allow for stock availability updates several times a day to the website. This arrangement allows the Company to ensure that most orders are fulfilled within 24 hours of being made. As TOPS ships the products directly from their facility to the customers, electronics.net does not carry any inventory.

Customer Service

      The Company believes that high levels of customer service and support are critical to the value of its services and to retaining and expanding its customer base. Customer service representatives are available from 8:00 a.m. to 11:00 p.m. EST on weekdays, and 10:00 a.m. to 6:00 p.m. EST on weekends for customer service via e-mail, fax and a toll free telephone number for each site. During the fourth quarter of 1998, the Company expanded customer service operations to 24 hours, 7 days a week. Customer service is assisted by automated e-mail notifications which greatly assist in keeping customers up-to-date on the status of their orders. Company representatives handle general questions about the Company's online stores and provide product information over the phone. The Company believes that these representatives are a valuable source of feedback regarding customer satisfaction, which the Company uses to improve its services. Customers of the Company are not charged for service and support.

      The Company believes that its ability to establish and maintain long-term relationships with its customers and encourage repeat visits and purchases is dependent, in part, on the strength of its customer support and service operations and staff. The Company currently employs a staff of nine full-time and three part-time customer support and service personnel who are responsible for handling customer inquiries, answering customer questions about the ordering process, tracking shipments, investigating problems with merchandise, and acting as liaisons between the customers and manufacturers. The customer support and service organization is augmented by temporary employees when required to handle seasonal or other increases in order volume.

Technology

Proprietary Technology

      The Company has developed sophisticated information services delivery and shopper tracking systems by integrating third-party systems, when available, and by developing proprietary tools. The Company's information systems can be viewed as three integrated systems: (i) a publishing system, (ii) a selling system and
(iii) and order processing system, all of which are supported by relational databases.

      Publishing System. The publishing system contains information about all items in the Company's online stores, including retail price, cost, color and size characteristics, group information and all manufacturer related information. Once the suppliers have offered their products to the Company, the datasets are published to the Company's online stores.

      Selling System. The Company's main selling system are the Company's stores on the Internet, which were designed to give customers a convenient and safe environment to effect their purchases. The Company's stores on the Internet use a variety of techniques to handle the transactional events, queries and updates to the SQL Server database. The Company also uses AOL's proprietary transaction system to operate its AOL store. All transactions are secured by using Secure Sockets Layer ("SSL") encryption which protects the information as it is transmitted between the customer and the Company's store on the Internet.

      Ordering System. The Company's ordering system retrieves, validates credit cards, processes the orders, creates and issues purchase orders to manufacturers and shipping instructions to Company operated warehouses and handles all post-sale marketing efforts. The ordering system also allows for orders to be taken over the telephone. The ordering system software was designed by the Company to give customer service representatives instant access to all customer information, to automatically update any changes to a customer's order and inform the customer of order status by automated e-mail communications. The customer service and marketing departments can access this customer profile information to search and analyze customer demographics and buying patterns in order to suggest new programs and products to customers. The system also communicates with the warehousing facilities for updates on order shipments and stock status positions.

Commercially Available Licensed Technology

      The Company uses commercially available software in addition to its own developed proprietary software. The Company utilizes a Microsoft NT platform and Microsoft SQL Server database. The Company has also licensed a Great Plains accounting system which provides integrated financial and inventory management. The Company has also contracted with CyberSouce, an online credit verification and fraud detection software company. CyberShop has licensed a Verisign encrypted key that authenticates transactions received from the Company's stores on the Internet.

      The Company has implemented a broad array of site management, search, customer interaction, transaction-processing and fulfillment services and systems. These systems combine the Company's proprietary technologies and commercially available, licensed technologies. The Company's current strategy is to license commercially available technology to augment internally developed solutions. CyberShop focuses its development efforts on improving and enhancing its specialized proprietary software with the goal of automating as many processes as possible and increasing customer satisfaction.

      A group of systems administrators and network managers monitor and operate the Company's stores on the Internet and AOL, network operations and transaction-processing systems. The continued uninterrupted operation of the Company's stores and transaction-processing systems is essential to its business, and it is the job of the site operations staff to ensure, to the greatest extent possible, the reliability of these systems. Internet connectivity is currently provided by Exodus Communications, Inc., a website provider that specializes in providing scalable business solutions to high volume Internet sites.

Security

      A critical issue for the success of online retailing is maintaining the integrity of information, particularly the security of information such as credit card numbers. The Company believes, however, that security systems currently in place are at least as secure as those used for traditional transactions (i.e., in-store or mail order purchases). The Company believes that it has a comprehensive security strategy.

      The Company believes that there are two potential areas for possible fraud by shopping electronically. The first is theft of credit card numbers traveling through phone lines and the second is theft of credit card numbers residing on the Company's system. The Company addresses the possibility of theft over the phone lines by using SSL encryption. The credit card number is encrypted while it is traveling and is translated only once it reaches the Company. This form of encryption is only available to customers using the SSL encryption enabled browsers.

      To deter the theft of credit card numbers residing in the Company's system, the Company has secure "fire walls" installed in the Company hardware, and all credit card numbers are encrypted in the Company's system until either the customer or the Company requires them. Fire walls will protect the system against "hacker" break-ins. Moreover, anyone who successfully breaks into the system will find nothing but encrypted codes that would be extremely difficult to decipher.

      The Company also offers other payment alternatives. The Company has installed toll-free telephone numbers for each online store for taking orders, handling customer service, and receiving credit card information. The Company posts the toll free phone number for the customer during the checkout phase. After a customer calls this phone number, the Company's customer service representatives ask for the customer's order number and the credit card number. The order is then processed through normal channels. The Company also can receive order requests by fax and accept payments by money order or check.

Seasonality

      Sales of the Company's products have historically been seasonal peaking during the fourth fiscal quarter.

Competition

      The retail shopping industry is very competitive. The Company currently competes with a variety of other companies, including traditional stores, non-traditional retailers, such as television retailers and mail order catalogs, and with other online retailers. The Company potentially competes with a variety of other stores depending on the type of merchandise and sales format offered to customers. The Company expects there will be many more online competitors in the future, as barriers to entry are minimal, and new competitors can launch sites at a relatively low cost.

      The Company believes that the principal competitive factors in its market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of site content, reliability and speed of fulfillment. Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Certain of the Company's competitors may be able to secure merchandise from manufacturers on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company.

Employees

      As of December 31, 1998, the Company had forty two full-time employees (including management), including ten in operations and development, fourteen in merchandising and marketing, ten in customer service and eight in general and administrative. As of December 31, 1998, the Company also had three part-time employees primarily focused on customer service and one consultant primarily focused on merchandising. The Company's employees are not represented by any collective bargaining organization. The Company has never experienced a work stoppage and considers relations with its employees to be good.

Trademarks and Patents

      CyberShop(SM) (and its related logo) is a United States service mark of the Company. In addition, the Company has filed intent to use applications with the United States Patent and Trademark Office for the following trademarks and/or service marks: the @home department store, egift.com, electronics.net and Gifts Wrapped & Ready. Any other trade names, trademarks or service marks appearing in this Annual Report are the property of their respective owners and are not the property of the Company.

Additional Factors That May Affect Future Results

      The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affect.

                                 RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY

We incorporated in October 1997 and began offering products for sale on our website in September 1995. Accordingly, we have a relatively short operating history upon which you can evaluate our business and prospects. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by early stage online commerce companies. As an early-stage online commerce company, we have an evolving and unpredictable business model, we face intense competition, we must effectively manage our growth and we must respond quickly to rapid changes in customer demands and industry standards. We may not succeed in addressing these challenges and risks.

WE HAVE HAD LOSSES AND ANTICIPATE FURTHER LOSSES

We have incurred significant losses since we began doing business. As of December 31, 1998, we have had cumulative losses of $11.0 million, including a net loss of approximately $7.9 million for the fiscal year ended December 31, 1998. To succeed we must invest heavily in marketing and promotion and in developing our product, technology and operating infrastructure. We believe that we will continue to incur substantial operating losses for the foreseeable future, and these losses may be higher than our current losses.

COMPETITION IS INTENSE IN OUR BUSINESS.

The online retail business is new, rapidly evolving and intensely competitive. Barriers to entry into the online retail business are minimal. Our current and potential competition includes traditional retailers and non-traditional retailers (such as television retail and mail order) as well as other online retailers. Our success as an online retailer is dependent upon our ability to attract customers to our websites which requires, among other things, significant expenditure on promotion and advertising costs. We believe that the principal competitive factors in our market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content, and reliability and speed of fulfillment. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms, and may be able to devote greater resources to marketing and promotional campaigns, and adopt more aggressive pricing or inventory availability policies. They can also devote substantially more resources to website and systems development than we can. We also expect to experience increased competition from on-line commerce sites that provide goods and services at or near cost, relying on advertising revenues to achieve profitability. As the on-line commerce market continues to grow, other companies may enter into business combinations or alliances that strengthen their competitive positions. Competition in the Internet and online commerce market probably will intensify. As various Internet market segments attain larger, loyal customer bases, participants in those segments may use their market power to expand into other markets. There can be no assurance that we will be able to compete successfully.

WE DEPEND ON OUR STRATEGIC ALLIANCES

Our ability to generate revenues from online commerce depends, among other things, upon the increased traffic, purchases, advertising and sponsorships that we generate through our strategic alliance previously discussed. There can be no assurance that our existing relationships will be extended beyond their initial terms or on what terms such relationship will be extended. There can also be no assurance that additional third-party alliances will be available to us on acceptable commercial terms or at all. Our inability to enter into new strategic alliances or to maintain its existing strategic alliances could have a material adverse effect on our business.

WE RELY HEAVILY ON OUR SUPPLIERS.

Suppliers for our online stores include manufacturers and distributors. There can be no assurance that our current suppliers will continue to sell to us on current terms, that we will be able to maintain any of our exclusivity arrangements with suppliers, or that we will be able to establish new or extend current supplier relationships. Loss of these relationships could have a material adverse effect on our business. We also rely on certain of our suppliers to process and ship merchandise directly to customers. We have limited control over the shipping procedures of these suppliers, and shipments by these suppliers have at times been subject to delays. Although most merchandise sold by us carries a warranty supplied by the manufacturer, we provide a 30-day money back guarantee. If the quality of service provided by such suppliers falls below a satisfactory standard or if our level of returns exceeds our expectations, we will be materially adversely affected.

THERE ARE SIGNIFICANT RISKS RELATED TO DOING BUSINESS ON THE INTERNET.

Our Revenues and Profits are Dependent on the Continuous Growth of Online Commerce. Our future revenues and profits are dependent to a great extent on the widespread acceptance and use of the Internet as medium of commerce by consumers. There can be no assurance that such acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt and continue to use the Internet as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty. Critical issues concerning the commercial use of the Internet, such as ease of access, security, reliability, cost and quality of service, remain unresolved and may affect the growth of Internet use or the attractiveness of conducting commerce online.

There are Security Risks in Online Commerce. We license technology from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. Any compromise of our security could have a material adverse effect on our business and our reputation. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches. Security breaches could damage our reputation and expose our business to a risk of loss or litigation and possible liability which could have a material adverse effect on our business.

Online Commerce is Subject to Governmental Regulatory Uncertainty. We are not currently subject to direct regulation by a governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to Internet use covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt more stringent consumer protection laws. These laws may impose additional burdens on our business. In addition, as our services are available over the Internet in multiple states and foreign countries, and as we sell to numerous consumers residing in such states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. We are currently qualified to do business in only two states, and failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify.

We May Be Sued With Respect to Information Retrieved from the Internet. Due to the fact that material may be downloaded from websites and subsequently distributed to others, there is a potential that claims will be made against us for negligence, copyright or trademark infringement or other theories based on the nature and content of such material. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Any costs or imposition of liability that is not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business.

RISKS OF BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES.

We may expand our operations or market presence by entering into business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:

      o difficulty assimilating the operations, technology and personnel of the combined companies,

      o     disruption of our ongoing business,

      o     problems retaining key technical and managerial personnel,

      o expenses associated with amortization of goodwill and other purchased intangible assets,

      o     additional operating losses and expenses of acquired businesses, and

      o impairment of relationships with existing employees, customers and business partners.

We may not succeed in addressing these risks.

ONLINE COMMERCE IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE.

Technology in the online commerce industry changes rapidly. Customer functionality requirements and preferences also change. Competitors often introduce new products and services with new technologies. These changes and the emergence of new industry standards and practices could render our existing Web sites and proprietary technology obsolete. To succeed, we must enhance Web site responsiveness, functionality and features, acquire and license leading technologies, enhance our existing services, develop new services and technology and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to adapt quickly enough to changing customer requirements and industry standards.

RISKS ASSOCIATED WITH DOMAIN NAMES.

We hold rights to various Web domain names, including "cybershop.com," "egift.com" and "electronics.net." Governmental agencies typically regulate domain names. These regulations are subject to change. We may not be able to acquire or maintain appropriate domain names in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of, our trademarks and other proprietary rights.

RISKS OF YEAR 2000 NON-COMPLIANCE.

We have developed a plan to modify our information technology to recognize the year 2000 and have begun converting our critical data processing systems. We have initiated formal communications with our significant suppliers and service providers to determine the extent to which our systems may be vulnerable if they fail to address and correct their own Year 2000 issues. We cannot guarantee that the systems of suppliers or other companies on which we rely will be Year 2000 compliant. Their failure to convert their systems could disrupt our systems. In addition, the computer systems necessary to maintain the viability of the Internet or any of the Web sites that direct consumers to our online stores may not be Year 2000 compliant. Finally, computers used by our customers to access our online stores may not be Year 2000 compliant, delaying our customers' purchases of our products. We are in the process of developing a formal contingency plan. We cannot guarantee that our systems will be Year 2000 compliant or that the Year 2000 problem will not adversely affect our business, which includes limiting or precluding customer purchases.

RISKS OF SYSTEMS INTERRUPTION.

Customers access to our web sites directly affects the volume of orders we fulfill and thus affects our revenues. We may experience occasional system interruptions that could make our websites unavailable or possibly prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. We need to add additional software and hardware and upgrade our systems and network infrastructure to accommodate increased traffic on our web sites and increased sales volume. Without these upgrades we face additional system interruptions, slower response times, diminished customer service, impaired quality and speed of order fulfillment and delays in our financial reporting. We cannot accurately project the rate or timing of any increases in traffic or sales volume on our websites, and therefore, the information and timing of these upgrades are uncertain. Our success, in particular our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. We do not have back-up systems or a formal disaster recovery plan and we may not carry sufficient business interruption insurance to compensate us for losses from a major interruption. Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruption and disruptions in our business. We rely on transaction processing systems operated by AOL to receive and fulfill orders in our AOL stores. Disruptions or failures in the AOL transaction processing system could harm our business. Our AOL and Yahoo stores are also vulnerable to AOL and Yahoo system-wide interruptions and failures. The occurrence of any of the foregoing risks could harm our business.

WE MAY NEED ADDITIONAL FUNDS TO EXPAND OUR SALES AND MARKETING ACTIVITIES AND STRATEGIC ALLIANCES.

Based on current levels of operations and planned growth, we anticipate that our existing capital resources, together with cash generated from operations and the proceeds of our recent initial public offering, will enable us to maintain our operations for the next 12 months. We may require additional funds to sustain and expand our sales and marketing activities and our strategic alliances, particularly if a well-financed competitor emerges or if there is a shift in the type of Internet services that are developed and ultimately receive customer acceptance. Adequate funds for these and other purposes on terms acceptable to us, whether through additional equity financing, debt financing or other sources, may not be available when needed or may result in significant dilution to existing stockholders. Our lack of tangible assets to pledge could prevent us from establishing a source for additional financing. There can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations and external sources would have a material adverse effect on our business.

WE NEED TO MANAGE GROWTH.

To manage the expected growth of our operations and personnel, we will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls, and to expand, train and manage our employee base. Further, we will be required to maintain and expand our relationships with various merchandise manufacturers, distributors, Internet and other online service providers and other third parties necessary to our business. If we are unable to manage growth effectively, we will be materially adversely affected.

WE DEPEND ON KEY PERSONNEL.

We depend on the continued services and on performance of our senior management and other key personnel, particularly Jeffrey S. Tauber, our President, Chief Executive Officer and Chairman. Our success also depends on our ability to retain and motivate our other officers and key employees. The loss of the services of any of our executive officers or other key employees could harm our business. We have employment agreements with only two of our key personnel, our Chief Operating Officer and our Vice President and Chief Information Officer. We have obtained a $2,000,000 key person life insurance policy on the life of Mr. Tauber, naming us as beneficiary under such policy. Our future success also depends on our ability to attract and retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel which could harm our business.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS MAY RESULT IN DECLINES IN OUR STOCK PRICE; SEASONALITY.

We have experienced and expect to continue to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include, without limitation, the following:

      o our ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction;

      o     the mix of products sold by us;

      o our ability to acquire merchandise, manage our inventory and fulfill orders;

      o changes in gross margins of our current and future products, services and markets;

      o the introduction of new sites, services and products by us and our competitors;

      o     price competition in the industry;

      o changes in the level of use of the Internet and online services and consumer acceptance of the Internet and other online services;

      o our ability to upgrade and develop our systems and infrastructure and attract new personnel in a timely and effective manner;

      o     the level of traffic on our websites;

      o     technical difficulties, system downtime or Internet brownouts;

      o the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

      o     the implementation of strategic alliances;

      o     our level of merchandise returns;

      o     governmental regulation;

      o general economic conditions and economic conditions specific to the Internet and online commerce, and

      o disruptions in service by common shipping carriers due to strikes or otherwise.

We expect that we will experience seasonality in our business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns. Internet usage generally declines during the summer. Sales in the traditional retail industry increase significantly in the fourth calendar quarter. For these reasons you should not rely on period to period comparisons of our financial results to forecast our future performance. Our future operating results may fall below the expectations of securities analysts and investors which would cause the trading price of our Common Stock to decline.

POTENTIAL INABILITY TO PROTECT TRADEMARKS AND PROPRIETARY RIGHTS.

Our performance and ability to compete are dependent to a significant degree on our proprietary technology. We regard our intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have registered the service mark "CyberShop" in the United States and have applied for registration for other service marks. There can be no assurance that we will be able to secure significant protection for this trademarks. It is possible that competitors or others will adopt product or service names similar to our trademarks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect our trademarks adequately would have a material adverse effect on our business. We generally have entered into agreements containing confidentiality and non-disclosure provisions with our employees and consultants and limit access to and distribution of our software, documentation and other proprietary information. There can be no assurance that the steps taken by us will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. Notwithstanding the precautions taken by us, it might be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of our technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford us little or no effective protection of our intellectual property. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. In the future, we may also need to file lawsuits to enforce our intellectual property rights, protect our trade secrets, and determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could harm our business.

We also rely on a variety of technology that we license from third parties, including our database and Internet server software, which is used in our websites to perform key functions. There can be no assurance that these third party technology licenses will continue to be available to us on commercially reasonable terms. The loss of or our inability to maintain or obtain upgrades to any of these technology licenses could result in delays in completing our proprietary software enhancements and new developments until equivalent technology could be identified, licensed or developed and integrated. Any such delays would harm our business.

WE DO NOT CURRENTLY COLLECT SALES AND OTHER TAXES FOR SHIPMENTS INTO MOST
STATES.

Except in certain limited cases, we do not currently collect sales or other similar taxes for shipments of goods into states other than New Jersey and Tennessee. However, the Federal government or one or more states may seek to impose sales tax collection obligations on out-of-state companies, such as us, which engage in online commerce. In addition, any new operation in states outside of New Jersey and Tennessee could subject shipments into such states to state sales taxes under current or future laws. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the sale of merchandise could have a material adverse effect on our business.

NO DIVIDENDS HAVE BEEN PAID.

We have never declared or paid a cash dividend and we do not expect to have available cash with which to pay cash dividends in the foreseeable future.

A LARGE BLOCK OF SHARES CAN BE SOLD UNDER RULE 144.

Owners of a large block of shares which were previously restricted can be sold under Rule 144. The sale of a large number of these shares could lower the price of our shares or make it harder to attract new investors.

ISSUANCE OF PREFERRED STOCK MAY HAVE THE EFFECT OF PREVENTING A CHANGE OF
CONTROL.

We have authorized 5,000,000 shares of preferred stock which may be issued by the Board. Issuance of such preferred stock may have the effect of delaying, deterring or preventing a change in control.

(d) Financial information about foreign and domestic operations and export sales.

      Not material.

Item 2. Properties.

      The Company's corporate headquarters are located at 116 Newark Avenue, Jersey City, New Jersey 07302. The Company leases approximately 6,800 square feet of office space at these facilities at a cost of $10,483 per month. The term of the lease expires in December 31, 2008. The Company believes that its existing facilities are adequate for its current requirements and that additional space can be obtained to meet its requirements for the foreseeable future.

      The Company's website is hosted by Exodus Communications, Inc. located in Jersey City, New Jersey with backup systems in place both at Exodus and the New Jersey office. The Company's back end systems are distributed in both office facilities as well. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company currently has substantial redundant web servers, database base storage systems backup systems and a formal plan for the off-site storage and retrieval of systems data archives. The Company has significant protection from viruses, hackers and unauthorized access to systems through appropriate software systems, including Checkpoint Firewall, McFee Virus Systems, NT and Sun Security and Verisign Security for all of our web services. There are, however, scenarios which could lead to interruptions, delays, and inability to accept and fulfill customer orders.

      The Company has an agreement with Federal Express ("Fed Ex") under which products for egift.com acquired as inventory by the Company are placed in the warehouse facility in Memphis, Tennessee. Fed Ex is responsible for gift packaging and shipping them in accordance with the instructions of the Company. Fed Ex is compensated for its services through a per order and per unit charge, in addition to a storage fee. The arrangement is terminable by either party upon thirty days written notice. The Company believes that there are a number of other facilities that offer similar services at competitive rates.

      In the fourth quarter of 1998, the Company began storing and shipping certain products at a warehouse facility in New Jersey, which is compensated on a per unit shipped basis.

Item 3. Legal Proceedings.

      There are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Market Information.

      The Company's Common Stock began trading on The Nasdaq Stock Market (National Market) on March 23, 1998 under the symbol "CYSP." The following table sets forth the range of high and low sales prices for shares of Common Stock for each fiscal quarter during 1998 as reported by NASDAQ.

        1998                                           High               Low
        ----                                           ----               ---

First Quarter                                        $12.625            $7.000
(March 23, 1998 through
March 31, 1998)

Second Quarter                                        28.250             9.000

Third Quarter                                         17.250             2.8125

Fourth Quarter                                        30.000             2.750

(b) Holders.

      As of March 8, 1999, 7,243,350 shares of Common Stock were issued and were held of record by 64 persons, including several holders who are nominees for an undetermined number of beneficial owners. The Company believes that there are approximately 4,500 beneficial owners of Common Stock.

(c) Dividends.

      The Company has not declared or paid any cash dividends on its shares of capital stock and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of the Board of Directors to retain earnings, if any.

(d) Use of Proceeds.

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

      The net offering proceeds to the Company after deducting the total expenses were $18,749,000.

      From the effective date of the Registration Statement through December 31, 1998 the Company used the following amounts from the net offering proceeds for the purposes set forth below:

Construction of plant                                               $         --
Building, facilities and leasehold improvements                          540,000
Purchase and installation of machinery, equipment and software         1,371,000
Purchase of real estate                                                       --
Acquisition of other business                                                 --
Repayment of indebtedness                                                500,000
Working capital                                                        4,053,000
Temporary investments                                                $12,285,000

      The use of proceeds set forth above does not represent a material change in the use of proceeds described in the Registration Statement.

Item 6. Selected Financial Data.

      The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

                                                                                                                Inception
                                                              Fiscal Year Ended December 31,                     (Dec. 1)
                                              ------------------------------------------------------------       through
                                                  1998            1997            1996            1995        Dec. 31, 1994
                                                  ----            ----            ----            ----        -------------
Consolidated Statements of Operations Data:
Revenues:
  Product sales                               $  4,683,000    $  1,285,000    $    273,000    $     19,000    $         --
  Advertising & set up fees                        131,000         210,000         240,000         121,000              --
                                              ------------    ------------    ------------    ------------    ------------
    Total revenues                               4,814,000       1,495,000         513,000         140,000              --
Cost of revenues                                 3,687,000         934,000         155,000          14,000              --
                                              ------------    ------------    ------------    ------------    ------------
Gross profit                                     1,127,000         561,000         358,000         126,000              --
Operating expenses                              10,019,000       2,389,000       1,011,000         773,000          48,000
                                              ------------    ------------    ------------    ------------    ------------
Loss from operations                            (8,892,000)     (1,828,000)       (653,000)       (647,000)        (48,000)
Other, net                                       1,004,000          22,000           3,000           6,000              --
                                              ------------    ------------    ------------    ------------    ------------
Net loss                                      $ (7,888,000)   $ (1,806,000)   $   (650,000)   $   (641,000)   $    (48,000)
                                              ============    ============    ============    ============    ============
Net loss per share, basic and diluted         $      (1.22)   $      (0.48)   $      (0.21)   $      (0.22)   $      (0.03)
                                              ============    ============    ============    ============    ============
Weighted average common shares
  outstanding, basic and diluted                 6,461,689       3,780,662       3,096,517       2,872,935       1,702,407

                                                                            As of December 31
                                              ----------------------------------------------------------------------------
                                                  1998            1997            1996            1995            1994
                                                  ----            ----            ----            ----            ----
Consolidated Balance Sheet Data:
Cash and cash equivalents                     $ 12,285,000    $    787,000    $    510,000    $    111,000    $    157,000
Working capital (deficit)                        8,911,000        (328,000)        143,000        (182,000)        115,000
Total assets                                    15,351,000       1,227,000         670,000         332,000         195,000
Stockholders' equity (deficit)                  10,928,000          (5,000)        251,000         (99,000)        153,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor for Forward-Looking Statements

      From time to time, the Company may publish statements which are not historical fact, but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," "will," "expect," "anticipate," "intend," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, those set forth under "Overview" and "Liquidity and Capital Resources" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its key markets, the intensely competitive on-line commerce environment, the Company's dependence on its strategic alliances and key suppliers and distributors, and the risks associated with capacity constraints, systems development, and the management of growth. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the facts set forth in other reports or documents that the Company has filed or files from time to time with the SEC.

Overview

      CyberShop was in a test period from its inception in December 1994 until it commenced its operations in September 1995. The Company did not have revenues, cost of revenues or gross profit from inception on December 1, 1994 through December 31, 1994. In 1995 and throughout most of 1996, the Company's primary activities related to establishing relationships with manufacturers, which resulted in the payment of set up fees by certain manufacturers to display products in the Company's online stores, and developing the Company's proprietary systems operating procedures. The Company has been selling merchandise on the Internet at cybershop.com since September 1995 and on AOL since November 1996. Accordingly, the Company has a limited operating history.

      In June 1998, the Company signed a definitive agreement forming a joint venture to develop a new web site with Tops Appliance City ("TOPS"), a leading consumer electronics, appliance and computer retailer. The Company owns 51% of the joint venture with TOPS owning the remaining 49%. The new site, electronics.net, began selling consumers electronics, appliances and computers on the Internet in the fourth quarter of 1998.

      In the fourth quarter of 1998, the Company launched egift.com, the ultimate internet resource for consumer and corporate gift purchases.

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

      The Company is continually working with its merchandise offerings in order to maximize visibility, sales and name awareness. It is anticipated that during 1999 the Company will substantially increase the amount of inventory maintained for immediate shipment to customers. It is also anticipated that significant emphasis will be placed on the offering of a more limited range of brand name first quality merchandise at substantial discounts. Prior to the launch of egift.com the Company had maintained minimal inventory levels.

Results of Operations

Fiscal Year Ended December 31, 1998 compared to Fiscal Year Ended December 31, 1997

      Revenues. Revenue is primarily comprised of sales of products offered in the Company's online stores, and to a lesser extent, vendor set-up and online advertising fees. Total revenues increased by 222% or $3,319,000, from $1,495,000 in 1997 to $4,814,000 in 1998. Product sales increased by 264%, or
$3,398,000, from $1,285,000 in 1997 to $4,683,000 in 1998. This increase was primarily attributable to an expanded customer base, increased marketing efforts, repeat purchases from existing customers and strong fourth quarter sales of one product, which represented approximately 45% of total product sales in 1998. Advertising and set-up fees decreased by 38%, or $79,000 from $210,000 in 1997 to $131,000 in 1998, as a result of a decrease in emphasis on charging set-up fees and an increased emphasis on products sales.

      Cost of Revenues. Cost of revenues consists primarily of the cost of products sold to customers, including shipping costs. Costs of revenues increased by 295%, or $2,753,000, from $934,000 in 1997 to $3,687,000 in 1998, primarily due to increased product sales. Gross profit margins related to product sales were 21.3% in 1998 compared to 27.3% in 1997. The decrease from 1997 to 1998 is primarily attributed to higher promotional discounts and an unfavorable change in product mix, as the consumer electronics and toy categories, which typically yield lower than average gross profit margins, represented a higher percentage of total sales in 1998 than in 1997.

      Operating Expenses. Operating expenses consist primarily of personnel expenses, online, print and radio advertising, public relations and other promotional costs and general corporate expenses. Operating expenses increased by 319%, or $7,630,000 from $2,389,000 in 1997 to $10,019,000 in 1998. The increases were primarily attributable to higher print advertising costs, several strategic marketing agreements which began in 1998 and higher AOL fees in 1998. In addition, personnel and general corporate costs related to the increased infrastructure of the Company increased significantly. Included in 1998 operating expenses is a one time write-off of approximately $750,000 representing costs capitalized in 1998 incurred in connection with the development of an expanded front-end order entry system.

      Interest Income, net. The increase from 1997 to 1998 is primarily due to the interest income earned on the remaining net proceeds from the Company's IPO in March 1998.

      Minority Interest. Minority interest of $385,000 in 1998 represents 49% of the net loss of electronics.net, a 51% owned subsidiary.

Fiscal Year Ended December 31, 1997 Compared to Fiscal Year Ended December 31, 1996

      Revenues. Total revenues increased by 191%, or $982,000, from $513,000 in 1996 to $1,495,000 in 1997. Product sales increased by 371%, or $1,012,000, from
$273,000 in 1996 to $1,285,000 in 1997. This increase was primarily due to increased marketing efforts, an expanded customer base, repeat purchases from existing customers, an increased presence on AOL and the addition of the consumer electronics category.

      Cost of Revenues. Cost of revenues increased from $155,000 in 1996 to $934,000 in 1997. Such increases reflect increases in product sales from one period to the next. Gross profit margins related to product sales were 43.0% in 1996 and 27.3% in 1997. The decrease from 1996 to 1997 is primarily attributed to the 1997 introduction of promotional discount programs and the addition of consumer electronics, which typically yield lower than average gross profit margins.

      Operating Expenses. Operating expenses increased $1,378,000, or 136%, from $1,011,000 in 1996 to $2,389,000 in 1997. The increases were primarily attributable to higher personnel costs related to the increased infrastructure of the Company, higher advertising and promotional expenses and an increase in AOL fees.

      Interest Income, net. The increase from $3,000 in 1996 to $22,000 in 1997 is due to higher interest income.

Selected Quarterly Results of Operations

      The following table sets forth unaudited results of operations for each of the Company's last eight fiscal quarters. In the opinion of the Company's management, this unaudited quarterly information has been prepared on a basis consistent with the Company's audited consolidated financial statements and includes all adjustments (consisting of normal and recurring adjustments) that management considers necessary for a fair presentation of the data. These quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                         Three Months Ended (Dollars in Thousands, except per share amounts)
                                ------------------------------------------------------------------------------------
                                Mar. 31,   June 30,  Sept. 30,   Dec. 31,   Mar. 31,   June 30,  Sept. 30,   Dec. 31,
                                  1997       1997       1997       1997       1998       1998       1998       1998
                                -------    -------    -------    -------    -------    -------    -------    -------
Revenues:
  Product sales                    $135       $196       $165       $789       $390       $494       $424     $3,375
  Advertising and set up fees        62         49         40         59         32         30         30         39
                                -------    -------    -------    -------    -------    -------    -------    -------
    Total revenues                  197        245        205        848        422        524        454      3,414
Cost of revenues                    100        145        120        569        292        379        337      2,679
                                -------    -------    -------    -------    -------    -------    -------    -------
  Gross profit                       97        100         85        279        130        145        117        735
Operating expenses                  439        449        425      1,076        909      2,010      1,459      5,641
                                -------    -------    -------    -------    -------    -------    -------    -------
Loss from operations               (342)      (349)      (340)      (797)      (779)    (1,865)    (1,342)    (4,906)
Other, net                            5          1          9          7          4        245        224        531
                                -------    -------    -------    -------    -------    -------    -------    -------
Net loss                          $(337)     $(348)     $(331)     $(790)     $(775)   $(1,620)   $(1,118)   $(4,375)
                                =======    =======    =======    =======    =======    =======    =======    =======
Net loss per share               $(0.10)    $(0.10)    $(0.08)    $(0.20)    $(0.19)    $(0.22)    $(0.15)    $(0.61)
                                =======    =======    =======    =======    =======    =======    =======    =======

      Total revenues, cost of revenues and gross profit in each of the quarters ended March 31, 1998, June 30, 1998, September 30, 1998 and December 31, 1998 showed increases as compared to the same quarterly period of the previous year. In general, these increases were attributable to increased sales volume resulting from the Company's expanded marketing efforts as well as significant expansion of customer base, repeat purchases from existing customers and launch of the Company's stores on AOL. The Company's revenues have followed the seasonal pattern typical of the retail industry, with product sales in the quarter ended December 31 increasing significantly compared to the quarter ended September 30 and product sales in the quarter ended March 31 decreasing significantly compared to the December 31 quarter. The Company expects that this seasonal pattern of sales volume will continue in the future.

Liquidity and Capital Resources

      On March 26, 1998, the Company completed its initial public offering ("IPO") of 3,220,000 shares of Common Stock at a price of $6.50 per share. Net proceeds from the IPO, net of underwriting discounts and offering costs were $18,749,000. Prior to the IPO, the Company had financed its operations primarily from capital contributions from private investors. At December 31, 1998, the Company had cash and cash equivalents of $12,285,000, working capital of $8,911,000, stockholders' equity of $10,928,000 and no debt. The Company believes that its existing capital resources will enable it to maintain its operations for at least the next twelve months.

      Net cash used in operations in 1998 was $5,515,000, primarily due to the $7,888,000 net loss, and a $418,000 increase in inventory, partially offset by a $3,238,000 increase in accounts payable and accrued liabilities.

      Capital expenditures, primarily for computer equipment and software to support the Company's expansion and increased infrastructure and leasehold improvements, furniture and equipment relating to the Company's new office space in Jersey City, New Jersey, were $1,992,000 in 1998. Effective August 1998, the Company entered into a 10-year, five month lease for space in Jersey City, New Jersey. The Company made capital expenditures for leasehold improvements, furniture and equipment relating to this space of approximately $587,000 in 1998. The Company moved into the new space in late August, 1998. No other material commitments for capital expenditures are currently outstanding or contemplated.

      In the fourth quarter of 1998, the Company took a one-time write-off of approximately $750,000 representing costs previously capitalized during 1998 in connection with the development of an expanded front-end order entry system. Based on the growth of its existing business and the projected growth of planned business acquisitions, it had been determined that these requirements would be more effectively handled through the combined use of an expansion of pre-existing front-end systems offered by third parties supplemented by in-house systems. The Company does not anticipate further write-offs with regard to this change and does not anticipate any further substantial capital expenditures in the integration of its back end processing capability. The Company has not capitalized any internal costs as part of its expansion.

Year 2000

      The Company believes that its computer system and software products are fully year 2000 compatible. However, it is possible that certain computer systems or software products of the Company's suppliers or customers may not accept input of, store, manipulate and output dates in the year 2000 or thereafter without error interruption. The Company is querying its current suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the year 2000 approaches. However, there can be no assurance that all date-handling problems of its suppliers will be identified by the Company or its suppliers in advance of their occurrence, or that the Company or the suppliers will be able to successfully remedy problems that are discovered. In the event that problems are discovered with its current suppliers which cannot be remedied the Company intends to seek alternative suppliers who are fully year 2000 compatible. The Company believes that most of its current customers who access its website are using software which is fully year 2000 compatible. The Company may, however, be required to make significant expenditures to address or remedy any year 2000 problems of its customers or vendors which are not identified in advance, or to satisfy liabilities to which the Company may become subject as a result of such problems.

Recent Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company believes that it operates in one segment.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

      Not Applicable.

Item 8. Financial Statements and Supplementary Data.

      The financial information required by Item 8 is included elsewhere in this report. See Part IV, Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information required with respect to directors and executive officers and the information required by Rule 405 of Regulation S-K is set forth in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Item 11. Executive Compensation.

      The information required is set forth under the captions "Executive Compensation" and "Certain Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information required is set forth under the caption "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      The information required is set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

                                     PART IV

Item l4. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)

      (1) - (2) Financial statements and financial statement schedules.

            The consolidated financial statements and financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Annual Report.

      (3) Exhibits.

            The exhibits listed on the accompanying Index of Exhibits are filed as part of this Annual Report.

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the last quarter of 1998.

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants                                     F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997                 F-3

Consolidated Statements of Operations for the Years Ended December 31, 1998,
      1997 and 1996                                                          F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the Years
      Ended December 31, 1998, 1997 and 1996                                 F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
      1998, 1997 and 1996                                                    F-6

Notes to Consolidated Financial Statements                                   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CyberShop International, Inc.:

      We have audited the accompanying consolidated balance sheets of CyberShop International, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonably assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CyberShop International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                              Arthur Andersen LLP

Roseland, New Jersey
February 16, 1999

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997

                                                                             1998            1997
                                                                         ------------    ------------
ASSETS
Current assets:
      Cash and cash equivalents                                          $ 12,285,000    $    787,000
      Accounts receivable, net of allowance for doubtful accounts
         of $5,000 and $10,000 in 1998 and 1997, respectively                 176,000          66,000
      Inventories                                                             449,000          31,000
      Prepaid expenses and other                                              375,000              --
                                                                         ------------    ------------
         Total current assets                                              13,285,000         884,000

Property and equipment, net                                                 1,924,000         132,000
Other assets                                                                  142,000         211,000
                                                                         ------------    ------------

         Total assets                                                    $ 15,351,000    $  1,227,000
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                                   $  2,353,000    $    740,000
      Accrued liabilities                                                   1,949,000         324,000
      Deferred revenues                                                        72,000         135,000
      Current portion of capital lease obligations                                 --          13,000
                                                                         ------------    ------------
         Total current liabilities                                          4,374,000       1,212,000

Deferred rent                                                                  49,000           5,000
Capital lease obligations                                                          --          15,000
                                                                         ------------    ------------

         Total liabilities                                                  4,423,000       1,232,000
                                                                         ------------    ------------

Stockholders' equity (deficit):
      Members capital interest                                                     --       3,139,000
      Preferred stock, $.001 par value; 5,000,000 shares
         authorized; none issued and outstanding                                   --              --
      Common stock, $.001 par value; 25,000,000 shares authorized;
          7,243,350 shares issued and outstanding at December 31, 1998          7,000              --
      Additional paid-in capital                                           18,179,000              --
      Accumulated deficit                                                  (7,258,000)     (3,144,000)
                                                                         ------------    ------------
         Total stockholders' equity (deficit)                              10,928,000          (5,000)
                                                                         ------------    ------------

         Total liabilities and stockholders' equity (deficit)            $ 15,351,000    $  1,227,000
                                                                         ============    ============

         The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                            1998            1997            1996
                                        ------------    ------------    ------------
Revenues:
     Product sales                      $  4,683,000    $  1,285,000    $    273,000
     Advertising & set up fees               131,000         210,000         240,000
                                        ------------    ------------    ------------
        Total revenues                     4,814,000       1,495,000         513,000
Cost of revenues                           3,687,000         934,000         155,000
                                        ------------    ------------    ------------
Gross profit                               1,127,000         561,000         358,000
Operating expenses                        10,019,000       2,389,000       1,011,000
                                        ------------    ------------    ------------
Loss from operations                      (8,892,000)     (1,828,000)       (653,000)
Interest income, net                         619,000          22,000           3,000
Minority interest                            385,000              --              --
                                        ------------    ------------    ------------

Net loss                                $ (7,888,000)   $ (1,806,000)   $   (650,000)
                                        ============    ============    ============

Net loss per share, basic and diluted   $      (1.22)   $      (0.48)   $      (0.21)
                                        ============    ============    ============

Weighted average common shares
   outstanding, basic and diluted          6,461,689       3,780,662       3,096,517

         The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                    Common Stock
                                                               -------------------------       Members      Additional
                                                                                 Par           Capital        Paid-in
                                                                Shares          Value         Interest        Capital
                                                               ---------    ------------    ------------    ------------
Balance at December 31, 1995                                          --    $         --    $    589,000    $         --
     Issuance of members capital interest                                                      1,000,000
     Net loss                                                         --              --                              --
                                                               ---------    ------------    ------------    ------------
Balance at December 31, 1996                                          --              --       1,589,000              --
     Issuance of members capital interest                                                      1,550,000
     Net loss
                                                               ---------    ------------    ------------    ------------
Balance at December 31, 1997                                          --              --       3,139,000              --
     Contribution of members capital interest in exchange
        for the issuance of common stock (Note 1)              4,000,000           4,000      (3,139,000)       (639,000)
     Sale of common stock                                      3,220,000           3,000                      18,746,000
     Non-cash compensation expense                                                                                33,000
     Exercise of stock options                                    23,350              --                          39,000
     Net loss
                                                               ---------    ------------    ------------    ------------

Balance at December 31, 1998                                   7,243,350    $      7,000    $         --    $ 18,179,000
                                                               =========    ============    ============    ============

                                                                Accumulated
                                                                   Deficit         Total
                                                                ------------    ------------
Balance at December 31, 1995                                    $   (688,000)   $    (99,000)
     Issuance of members capital interest                                          1,000,000
     Net loss                                                       (650,000)       (650,000)
                                                                ------------    ------------
Balance at December 31, 1996                                      (1,338,000)        251,000
     Issuance of members capital interest                                          1,550,000
     Net loss                                                     (1,806,000)     (1,806,000)
                                                                ------------    ------------
Balance at December 31, 1997                                      (3,144,000)         (5,000)
     Contribution of members capital interest in exchange
        for the issuance of common stock (Note 1)                  3,774,000              --
     Sale of common stock                                                         18,749,000
     Non-cash compensation expense                                                    33,000
     Exercise of stock options                                                        39,000
     Net loss                                                     (7,888,000)     (7,888,000)
                                                                ------------    ------------

Balance at December 31, 1998                                    $ (7,258,000)   $ 10,928,000
                                                                ============    ============

         The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                  1998            1997            1996
                                                              ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                                                 $ (7,888,000)   $ (1,806,000)   $   (650,000)
     Adjustments to reconcile net loss to cash used
          in operating activities:
          Depreciation and amortization                            200,000          89,000          56,000
          Non-cash compensation expense                             33,000              --              --
          Minority interest                                       (385,000)             --              --
          Increase (decrease) in cash from changes in:
              Accounts receivable, net                            (110,000)        (27,000)         99,000
              Inventories                                         (418,000)        (31,000)             --
              Prepaid expenses and other                          (235,000)             --              --
              Other assets                                          69,000        (206,000)         (5,000)
              Accounts payable                                   1,613,000         590,000          22,000
              Accrued liabilities                                1,625,000         222,000         102,000
              Deferred revenues                                    (63,000)        (12,000)       (158,000)
              Deferred rent                                         44,000           4,000           1,000
                                                              ------------    ------------    ------------

                  Net cash used in operating activities         (5,515,000)     (1,177,000)       (533,000)
                                                              ------------    ------------    ------------

Cash flows from investing activities:
     Purchases of property and equipment                        (1,992,000)        (89,000)        (68,000)
                                                              ------------    ------------    ------------

Cash flows from financing activities:
     Net proceeds from sale of common stock                     18,749,000       1,550,000       1,000,000
     Minority capital contribution in joint venture                245,000              --              --
     Proceeds from exercise of stock options                        39,000              --              --
     Proceeds of short-term loan                                   500,000              --              --
     Repayment of short-term loan                                 (500,000)             --              --
     Proceeds from officer loan                                         --              --         150,000
     Repayment of officer loan                                          --              --        (150,000)
     Payments of capital lease obligations                         (28,000)         (7,000)             --
                                                              ------------    ------------    ------------

                  Net cash provided by financing activities     19,005,000       1,543,000       1,000,000
                                                              ------------    ------------    ------------

                  Net increase in cash                          11,498,000         277,000         399,000

Cash and cash equivalents, beginning of year                       787,000         510,000         111,000
                                                              ------------    ------------    ------------

Cash and cash equivalents, end of year                        $ 12,285,000    $    787,000    $    510,000
                                                              ============    ============    ============

Supplemental cash flow information:
     Cash paid for interest                                   $      3,000    $      4,000    $      1,000
                                                              ============    ============    ============
     Assets acquired under capital lease obligations          $         --    $     15,000    $     21,000
                                                              ============    ============    ============

         The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION:

      CyberShop International, Inc. and subsidiaries (the "Company") is an online retailer that sells brand name products to customers on the Company's websites on the World Wide Web at cybershop.com, electronics.net and egift.com and from its store that resides on American Online ("AOL").

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

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      In June 1998, the Company signed a definitive agreement forming a joint venture to develop a new web site with Tops Appliance City ("TOPS"), a leading consumer electronics, appliance and computer retailer. The Company owns 51% of the joint venture with TOPS owning the remaining 49%. The new site, electronics.net, began selling consumer electronics, appliances and computers on the Internet in the fourth quarter of 1998.

      The results of operations for electronics.net from inception through December 31, 1998 and the balance sheet at December 31, 1998 for electornics.net is included in the consolidated financial statements of the Company. The 49% not owned by the Company is included on the financial statements as a minority interest. At December 31, 1998, $140,000 related to the receivable from the minority interest partner is included in prepaid expenses and other.

Revenue Recognition

      The Company recognizes revenue on product sales when the goods are shipped to the customer. Risk of loss passes to the Company upon shipment of products, and the Company bears the credit risk with respect to product sales. The Company records the estimated gross profit which will be lost due to current period's shipments being returned in future periods as a reduction of revenues and cost of sales in the period of shipment. The Company has entered into contracts with certain vendors whereby the Company will be paid a "set up" fee for each vendor product offered by the Company. The Company recognizes the set up fee revenue over the term of the vendor agreement, which usually ranges from one to two years.

Warranty Reserves

      Warranties on products offered by the Company are the responsibility of the manufacturers. Accordingly, no warranty reserve has been recorded in the accompanying consolidated financial statements.

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: - (Continued)

Cash and Cash Equivalents

      The Company considers all short-term marketable securities having a maturity of three months or less to be cash equivalents.

Inventories

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the assets' estimated useful lives which range from three to ten years.

Deferred Revenues

      Deferred revenues as of December 31, 1998 and 1997 relate to payments from customers for products not yet shipped and unamoritzed set up fee revenues.

Income Taxes

      Prior to March 18, 1998 the stockholders of CyberShop L.L.C. had elected to be treated as a limited liability company for both Federal and state income tax purposes. The net loss for those periods was included in the individual income tax returns of the stockholders (see Note 5). On March 18, 1998, the Company became subject to Federal and state income taxes as a C Corporation.

      The Company uses Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") to calculate deferred tax assets and liabilities. Deferred taxes are recognized on the differences between the financial reporting and income tax basis of assets and liabilities using enacted tax rates.

Long-Lived Assets

      The provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets," require, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any such changes have occurred.

Stock-Based Compensation

      The provisions of Statement of Financial Accounting Standards Board No. 123 "Accounting for Stock-Based Compensation ("SFAS 123") require that an entity account for employee stock based compensation under a fair value base method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net loss and loss per share as if the fair value based method of accounting under SFAS 123 had been applied. The Company will continue to account for employee stock-based compensation under Opinion 25 and has made the pro forma disclosures required under SFAS 123 (see Note 8).

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: - (Continued)

Loss per Common Share

The Company calculates loss per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". This standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities.

In accordance with SFAS 128, the following table reconciles net loss and share amounts used to calculate EPS:

                                                    1998           1997           1996
                                                -----------    -----------      ---------
Numerator-basic and diluted:
   Net loss .................................   ($7,888,000)   ($1,806,000)     ($650,000)
                                                ===========    ===========      =========
Denominator-basic and diluted:
   Weighted average common shares outstanding     6,461,689      3,780,662      3,096,517
                                                ===========    ===========      =========

Net loss per share-basic and diluted ........        ($1.22)        ($0.48)        ($0.21)
                                                ===========    ===========      =========

Approximately 723,304, 273,630 and 107,441 options outstanding have been excluded from the above calculations as they would be antidilutive.

Segment Data

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company believes that it operates in one segment.

(3)   PROPERTY AND EQUIPMENT:

                                                          December 31,
                                                 ------------------------------
                                                    1998               1997
                                                 -----------        -----------
Office equipment and software ............       $ 1,732,000        $   280,000
Furniture and fixtures ...................           228,000             41,000
Leasehold improvements ...................           353,000                 --
                                                 -----------        -----------
                                                   2,313,000            321,000
Less: Accumulated depreciation ...........          (389,000)          (189,000)
                                                 -----------        -----------
                                                 $ 1,924,000        $   132,000
                                                 ===========        ===========

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4)   COMMITMENTS AND CONTINGENCIES:

Operating Leases

      In August 1998, the Company began leasing its main office space in Jersey City, New Jersey, under a 125 month operating lease that expires in December 2008. The following are the minimum lease payment for the office and other operating leases as of December 31, 1998.

1999 ..................................................                 $ 91,000
2000 ..................................................                  133,000
2001 ..................................................                  126,000
2002 ..................................................                  126,000
2003 ..................................................                  126,000
Thereafter ............................................                  628,000

      Rent expense for the years ended December 31, 1998, 1997 and 1996 amounted to $73,000, $37,000 and $14,000, respectively.

Marketing Agreements

      During 1998 the Company entered into marketing agreements pursuant to which the Company's product's will be marketed. Under the terms of such agreements, the Company is obligated to pay minimum fees totalling approximately $1,050,000 during 1999 and approximately $125,000 during 2000.

Employment Agreements

      In February 1998 the Company entered into a one year agreement, which has been extended for an additional year with its Vice President and Chief Information Officer which provides for a base annual salary of $125,000. In February 1999 the Company entered into a two year agreement with its Senior Vice President and Chief Operating Officer which provides for a base annual salary of $250,000.

(5)   INCOME TAXES:

      As described in Note 2, prior to March 18, 1998, Cybershop L.L.C. elected limited liability company status under the provisions of the Internal Revenue Code. On March 18, 1998, the Company became subject to Federal and state income taxes as a C Corporation.

      The Company uses SFAS 109 to calculate deferred tax assets and liabilities. Deferred taxes are recognized on the differences between the financial reporting and income tax basis of assets and liabilities using enacted tax rates. The tax effects of temporary differences and the net operating loss carryforward that give rise to significant portions of the net deferred income tax asset at December 31, 1998 are as follows:

Net operating loss carryforward .........................           $ 2,903,000
Operating reserves ......................................                92,000
                                                                    -----------
                                                                      2,995,000
Valuation allowance .....................................            (2,995,000)
                                                                    -----------
                                                                    $        --
                                                                    ===========

      Due to the uncertain realization of the deferred tax asset, the Company has provided a full valuation allowance. As of December 31, 1998, the Company has approximately $7.3 million of net operating loss carry-forwards that expire in 2013.

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(6)   SHORT-TERM LOAN:

      On March 19, 1998, the Trustees of General Electric Pension Trust loaned the Company $500,000 at an interest rate of 15% per annum. The proceeds of the loan were utilized by the Company for working capital purposes. Jeffrey S. Tauber pledged 172,500 of his shares of Common Stock as security for the loan. The loan was repaid on March 27, 1998.

(7)   ACCRUED LIABILITIES:

                                                            December 31,
                                                    ----------------------------
                                                       1998              1997
                                                    ----------        ----------
Advertising and Promotions .................        $1,227,000        $  190,000
Systems Integration ........................           220,000                --
Sales returns and allowances ...............           190,000            50,000
Other ......................................           312,000            84,000
                                                    ----------        ----------
                                                    $1,949,000        $  324,000
                                                    ==========        ==========

(8)   STOCK OPTIONS:

      Prior to 1998, the Company had issued non-qualified stock options to officers, employees and consultants, which are summarized as follows:

                                                                    Weighted
                                                                Average Exercise
                                                     Shares          Price
                                                    --------         -----
Outstanding at January 1, 1996 .................          --         $  --
Granted ........................................     107,441          1.67
                                                    --------         -----
Outstanding at December 31, 1996 ...............     107,441          1.67
Granted ........................................     166,189          3.00
                                                    --------         -----
Outstanding at December 31, 1997 ...............     273,630          2.48
Cancelled ......................................      (5,076)         3.00
Exercised ......................................     (23,350)         1.67
                                                    --------         -----
Outstanding at December 31, 1998 ...............     245,204         $2.54
                                                    ========         =====

      As of December 31, 1998, there were 237,176 options exercisable with a weighted average exercise price of $2.53. The above options which were not exercisable at December 31, 1998 vest ratably over a two year period and expire five years from the date of grant.

      In 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Option Plan"). Under the 1998 Option Plan, stock options may be granted to directors, officers, employees and consultants of the Company. The maximum number of shares of common stock reserved for issuance under the 1998 Option Plan is 1,000,000 shares. The 1998 Option Plan is summarized as follows:

                                                                    Weighted
                                                                Average Exercise
                                                       Shares        Price
                                                      --------       -----
Granted ........................................       487,100       $5.53
Cancelled ......................................       (18,000)       7.54
                                                      --------       -----
Outstanding at December 31, 1998 ...............       469,100       $5.46
                                                      ========       =====

      As of December 31, 1998, there were no options exercisable under the 1998 Option Plan. All outstanding options vest one-third annually over three years and expire five years from the date of grant.

      In 1998, the Company adopted the 1998 Directors' Stock Option Plan (the "Directors' Plan"). Pursuant to the Directors' Plan, each member of the Board of Directors who is not an employee of the Company who is elected or continues as a member of the Board of Directors is entitled to receive options to purchase 3,000 shares of common stock annually at an exercise price equal to fair market value on the date of the grant. The maximum number of shares of common stock reserved for issuance under the Directors' Plan is 70,000 shares.

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(8)   STOCK OPTIONS: -(Continued)

      As of December 31, 1998, there were 9,000 options granted and outstanding under the Directors' Plan with a weighted average exercise price of $7.38, none of which were exercisable. All options issued under the Directors' Plan vest after the first anniversary of the date of grant and expire three years thereafter.

      Effective January 1, 1996, the Company adopted the provisions of SFAS 123. As permitted by the statement, the Company has elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation cost has been recognized for stock options granted at or above market value. Had the fair value method of accounting been applied to all of the Company's stock option grants, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, the net loss would have been increased by approximately $287,000 or $0.04 per share in 1998, $19,000 or $0.00 per share in 1997 and $8,000 or $0.00 per share in 1996.
This pro forma impact takes into account options granted since January 1, 1996 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 was $2.93, $0.36 and $0.21, respectively. The fair value was estimated using the Black-Scholes option pricing model based on the weighted average market price of $1.67 in 1996, $3.00 in 1997 and $5.50 in 1998 and the following weighted average assumptions: risk free interest rate of 6.5%, no volatility in 1996 and 1997 and 75% in 1998, no assumed dividends and an expected life of two years in 1996 and 1997 and three years in 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CYBERSHOP INTERNATIONAL, INC.


                                             By /s/ Jeffrey S. Tauber
                                                --------------------------------
                                                Jeffrey S. Tauber
                                                Chairman, Chief Executive
                                                Officer and President

                                                Date:  March 15, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Jeffrey S. Tauber                               March 15, 1999
----------------------------------------
Jeffrey S. Tauber
Chairman; Chief Executive Officer,
President (Principal Executive Officer)
and Director


/s/ Gary Finkel                                     March 15, 1999
----------------------------------------
Gary Finkel
Vice President and  Chief Financial
Officer (Principal Financial Officer and
Principal Accounting Officer)


/s/ Michael Kempner                                 March 15, 1999
----------------------------------------
Michael Kempner
Director


/s/ Warren Struhl                                   March 15, 1999
----------------------------------------
Warren Struhl
Director


/s/ Robert Matluck                                  March 15, 1999
----------------------------------------
Robert Matluck
Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CyberShop International, Inc.:

      We have audited in accordance with generally accepted auditing standards, the 1998, 1997 and 1996 consolidated financial statements of CyberShop International, Inc. and subsidiaries included on pages F-3 through F-12 of this annual report on Form 10-K and have issued our report thereon dated February 16, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 16(b) of this registration statement is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                               Arthur Andersen LLP

Roseland, New Jersey
February 16, 1999

                                                                   Schedule II

                        VALUATION AND QUALIFYING ACCOUNTS
                         Allowance for Doubtful Accounts

                                                           Charged
                                              Balance at      to                   Balance at
                                              Beginning   Costs and                  End of
                                               of Year     Expenses   Deductions      Year
For the year ending December 31, 1996          $10,000     $33,000     $(33,000)    $10,000
For the year ending December 31, 1997          $10,000     $11,000     $(11,000)    $10,000
For the year ending December 31, 1998          $10,000     $ 1,000      ($6,000)    $ 5,000

                                     INDEX OF EXHIBITS

Item No.       Item Title                                            Exhibit No.
--------       ----------                                            -----------

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession: None

(3)            Articles of Incorporation and By-Laws.

               (A) Certificate of Incorporation, as amended.                 (a)

               (B) By-Laws, as amended and restated.                         (a)

(4) Instruments defining the rights of security holders, including indentures.

               (A) Specimen of Certificate for Common Stock.                 (a)

(9)            Voting Trust Agreements:  None

(10)           Material Contracts.

               10.1 Third  Amended and Restated  Operating  Agreement of
                    Cybershop, L.L.C. effective as of October 10, 1997.      (a)

               10.2 Lease Agreement dated August 19, 1996 between the
                    Company and Andim LTD., c/o RVP Management Corp.         (a)

               10.3 Contribution Agreement between the Company and the
                    members of Cybershop, L.L.C.                             (a)

               10.4 Form of Officer and Director Indemnification
                    Agreement.                                               (a)

               10.5 1998 Stock Option Plan of the Company.                   (a)

               10.6 1998 Directors' Stock Option Plan.                       (a)

               10.7 Registration Rights Agreement dated as of October
                    18, 1996, amended as of June 3, 1997, among the
                    Company, Trustees of General Electric Pension Trust,
                    Leonard J. Fassler, Gerald A. Poch and Porridge
                    Partners II.                                             (a)

               10.8 Interactive Marketing Agreement dated as of July
                    30, 1996 between the Company and America Online, Inc.    (b)

               10.9 Warrant Agreement dated as of March, 1998 between
                    the Company and C.E. Unterberg, Towbin and
                    Fahnestock & Co. Inc., including form of Warrant
                    Certificate of the Company.                              (a)

              10.10 Employment Agreement, dated January 21, 1998,
                    between the Company and Gary S. Finkel.                  (a)

              10.11 Employment Agreement, dated February 2, 1998,
                    between the Company and Francis O'Connor.                (a)

               10.12 Forms of Manufacturer's Agreements.                     (a)

               10.13 Sponsorship Agreement, dated as of March 31, 1998
                     between Excite, Inc. and the Company.                   (c)

               10.14 Operating Agreement, dated June 14, 1998 between
                     the Company and Tops Appliance City, Inc.               (d)

(11) Statement re computation of per share earnings is not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.

(12)           Statement regarding Computation of Ratios: Not Applicable.

(13)           Annual Report to Security holders:  None.

(16)           Letter regarding Change in Certifying Accountant:  None.

(18)           Letter regarding Change in Accounting Principles:  None.

(21)           Subsidiaries of the registrant.                              (21)

(22) Published Report regarding Matters Submitted to Vote of Security Holders: None.

(23)           Consent: None

(24)           Power of Attorney:  None.

(27)           Financial Data Schedule                                      (27)

(99)           Additional Exhibits:  None.

-----------

(a) These exhibits were filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 333-42707) effective March 20, 1998 (the "S-1") and are incorporated herein by reference.

(b) Filed in redacted form as a exhibit to the S-1 and is incorporated herein by reference.

(c) This exhibit was filed as an exhibit to the Company's Quarterly Report in Form 10-Q for the period ended March 31, 1998 and is incorporated herein by reference.

(d) This exhibit was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998 and is incorporated herein by reference.