Form 10-Q
period 1999-03-31
CYBERSHOP INTERNATIONAL INC
filed 1999-05-17
CIK 1051591

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-23901

                          CYBERSHOP INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-3979226
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                    116 Newark Avenue, Jersey City, NJ 07302
               (Address of principal executive offices) (Zip Code)

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

                                 Yes |X| No |_|

The number of shares of the Registrant's common stock, par value $.001 per share, outstanding on May 7, 1999 was 7,612,062 shares.

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                           Page
PART I.     FINANCIAL INFORMATION                                         Number
                                                                          ------
Item 1.     Financial Statements:

            Consolidated Balance Sheets as of March 31, 1999
            (unaudited) and December 31, 1998                                2

            Consolidated Statements of Operations for the
            Three Months ended March 31, 1999 and 1998 (unaudited)           3

            Consolidated Statements of Cash Flows for the Three Months
            ended March 31, 1999 and 1998 (unaudited)                        4

            Notes to Consolidated Financial Statements                       5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        6

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                       10

Item 6.     Exhibits and Reports on Form 8-K                                11

SIGNATURES                                                                  12

                          PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,     December 31,
                                                                                      1999            1998
                                                                                  ------------    ------------
                                                                                   (Unaudited)
       ASSETS

Current Assets:
     Cash and cash equivalents                                                    $ 10,674,000    $ 12,285,000
     Accounts receivable, net of allowance for doubtful accounts of $45,000 and $5,000, as of March 31, 1999 and
       December 31, 1998, respectively                                                  99,000         176,000
     Inventories                                                                       655,000         526,000
     Prepaid expenses and other                                                        536,000         375,000
                                                                                  ------------    ------------
       Total current assets                                                         11,964,000      13,362,000
Property and equipment, net                                                          1,934,000       1,944,000
Other assets                                                                            97,000         160,000
                                                                                  ------------    ------------

       Total assets                                                               $ 13,995,000    $ 15,466,000
                                                                                  ============    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $  3,305,000    $  2,403,000
     Accrued liabilities                                                             1,285,000       1,953,000
     Deferred revenues                                                                  56,000          72,000
                                                                                  ------------    ------------
       Total current liabilities                                                     4,646,000       4,428,000

Deferred Rent                                                                           78,000          49,000
                                                                                  ------------    ------------

       Total liabilities                                                             4,724,000       4,477,000
                                                                                  ------------    ------------

Stockholders' equity:
     Common stock, $.001 par value; 25,000,000 shares authorized; 7,539,322 and
       7,493,350 shares issued and outstanding as of
       March 31, 1999 and December 31, 1998, respectively                                8,000           7,000
     Additional paid-in capital                                                     18,437,000      18,318,000
     Accumulated deficit                                                            (9,174,000)     (7,336,000)
                                                                                  ------------    ------------
       Total stockholders' equity                                                    9,271,000      10,989,000
                                                                                  ------------    ------------

       Total liabilities and stockholders' equity                                 $ 13,995,000    $ 15,466,000
                                                                                  ============    ============

   The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended March 31,
                                                               ---------------------------
                                                                   1999            1998
                                                               -----------     -----------
Revenues:
     Product sales                                             $ 1,052,000     $   407,000
     Advertising & set up fees                                      23,000          32,000
                                                               -----------     -----------
       Total revenues                                            1,075,000         439,000
Cost of revenues                                                   920,000         301,000
                                                               -----------     -----------
Gross profit                                                       155,000         138,000
Operating expenses                                               2,247,000         929,000
                                                               -----------     -----------
Loss from operations                                            (2,092,000)       (791,000)
Interest income, net                                               122,000           7,000
Minority interest                                                  132,000              --
                                                               -----------     -----------

Net loss                                                       $(1,838,000)    $  (784,000)
                                                               ===========     ===========

Net loss per share, basic and diluted                          $     (0.25)    $     (0.18)

Weighted average common shares outstanding, basic and diluted    7,493,000       4,287,000

   The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                     1999            1998
                                                                                 ------------    ------------
Cash flows from operating activities:
   Net Loss                                                                      $ (1,838,000)   $   (784,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                   162,000          32,000
       Non-cash compensation expense                                                   12,000              --
       Minority interest                                                             (132,000)             --
       Increase (decrease) in cash from changes in:
          Accounts receivable, net                                                     77,000          39,000
          Inventories                                                                (129,000)         (6,000)
          Prepaid expenses and other                                                  (29,000)        (64,000)
          Other assets                                                                 63,000         182,000
          Accounts payable                                                            902,000         (54,000)
          Accrued liabilities                                                        (668,000)       (165,000)
          Deferred revenues                                                           (16,000)        (55,000)
          Deferred rent                                                                29,000           2,000
                                                                                 ------------    ------------

               Net cash used in operating activities                               (1,567,000)       (873,000)
                                                                                 ------------    ------------

Cash flows from investing activities:
     Purchases of property and equipment                                             (152,000)        (90,000)
                                                                                 ------------    ------------

Cash flows from financing activities:
     Net proceeds from sale of common stock                                                --      18,893,000
     Proceeds from exercise of stock options                                          108,000              --
     Proceeds of short-term loan                                                           --         500,000
     Repayment of short-term loan                                                          --        (500,000)
     Payments of capital lease obligations                                                 --         (28,000)
                                                                                 ------------    ------------

               Net cash provided by financing activities                              108,000      18,865,000
                                                                                 ------------    ------------

               Net increase (decrease) in cash                                     (1,611,000)     17,902,000

Cash and cash equivalents, beginning of period                                     12,285,000         787,000
                                                                                 ------------    ------------

Cash and cash equivalents, end of period                                         $ 10,674,000    $ 18,689,000
                                                                                 ============    ============

Supplemental cash flow information:
     Cash paid for interest                                                      $      3,000    $      3,000

   The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                 CYBERSHOP INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of the Business and Basis of Presentation

      CyberShop International, Inc. and subsidiaries (the "Company") is an online retailer that offers brand name products to customers on the Company's websites on the World Wide Web at cybershop.com, electronics.net and from its store that resides on America Online ("AOL").

      The information presented as of March 31, 1999 and 1998, and for the three-month periods then ended, is unaudited, but, in the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 1999, the results of its operations for the three-month periods ended March 31, 1999 and 1998 and its cash flows for the three-month periods ended March 31, 1999 and 1998. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 1998, included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

2. Business Combination

      On March 24, 1999 the Company issued 250,000 shares of common stock in exchange for all of the outstanding common stock of Dealaday, Inc ("Dealaday"). Dealaday, an internet retailer targeting off-price branded women's and children's apparel and accessory products, began operations in February, 1998. The transaction was accounted for as a pooling of interests and, as a result, the Company's financial statements have been restated for all periods presented.

      Net sales and net losses for Dealaday were $90,000 and $42,000 for the three-month period ending March 31, 1999, and $17,000, and $9,000 for the three-month period ending March 31, 1998.

3. Commitments and Contingencies

      Marketing Agreements

      The Company has entered into certain marketing agreements, which include fixed fees through the year 2000. The expenses associated with these agreements are recognized on a systematic basis over the term of the related agreements as services are received. Future minimum commitments under the terms of these agreements are $873,000 during the remainder of 1999 and $125,000 during 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

      From time to time, the Company may publish statements which are not historical fact, but are forward-looking statements relating to matters such as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," "will," "expect," "anticipate," "intend," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to those set forth under "Overview" and "Liquidity and Capital Resources" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company has filed or files from time to time with the Securities and Exchange Commission.

Overview

      The Company sells brand name merchandise through it's online stores located on the World Wide Web at cybershop.com and electronics.net, and in the Department Store Area of the America Online ("AOL") Shopping Channel. The Company has been selling merchandise at cybershop.com since September 1995, on AOL since November 1996, and on electronics.net since June 1998. Accordingly, the Company has a limited operating history.

      electronics.net is the result of a joint venture formed with Tops Appliance City ("TOPS"), a leading consumer electronics, appliance and computer retailer. The Company owns 51% of the joint venture with TOPS owning the remaining 49%. The new site offers a wide selection of consumer electronics, appliances and computers.

      The Company has pursued strategic alliances that are intended to generate additional referral traffic to each online store. Aside from the joint venture with TOPS, the Company has established marketing agreements with premier internet companies such as AOL, Excite, MSN and E*TRADE. Additionally, during the first quarter, the Company signed new strategic marketing agreements with Yahoo! for a term expiring on December 31, 1999 and infoseek for a term expiring on June 15, 1999.

      The Company also announced, during the first quarter, its intention to shift its merchandising strategy, targeting off-price branded merchandise found in outlets and traditional discount retailers. The Company initiated a significant overhaul of its infrastructure, migrating its web-based order processing onto a new platform, redesigning the web site and integrating it with a new order fulfillment system. In addition, the Company launched its new online auction, CyberShop Auctions http://auctions.cybershop.com. With this initiative, the Company introduced the excitement of the online auction experience to all its customers, complementing its existing product offerings. The initiative also offers the Company a new way to attract customers, learn more about their shopping preferences and provide an outlet for excess inventory.

      Recognizing the importance of customer satisfaction, beginning in the first quarter of 1999 the Company began its transition to an inventory-based model, developing a new distribution and fulfillment center in the first quarter. This facility enables orders to be shipped within 24 hours. It is anticipated that during the remainder of 1999 the Company will continue to increase the amount of inventory maintained for immediate shipment to customers. It is also anticipated that significant emphasis will be placed on the offering of a more limited range of brand name first quality merchandise at substantial discounts.

      The Company intends to increase its operating expenses to continue to fund increased marketing and advertising, to enhance existing stores and to establish strategic relationships important to the success of the Company. The Company expects that it will continue to incur net losses and generate negative cash flow from operations for the foreseeable future as it continues to develop its business and no assurance can be given as to when, if at all, the Company will achieve profitability.

Results of Operations

Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998.

Revenues: Revenue is comprised of sales of products offered in the Company's on-line stores and vendor set-up fees. The Company recognizes product revenues when goods are shipped to the customer. Typically, the Company receives payment from the customer's credit card through a financial institution within two to four business days. The amount received by the Company is net of any credit card transaction fees deducted by the financial institution. Total revenues increased by 145%, or $636,000, from $439,000 in the first quarter of 1998 to $1,075,000 in the first quarter of 1999. Product sales increased by 159%, or $645,000, from $407,000 in the first quarter of 1998 to $1,052,000 in the first quarter of 1999. This increase was primarily attributable to increased marketing efforts, an expanded customer base, repeat purchases from existing customers and strong sales of one product, which represented approximately 21% of total revenues in the three months ended March 31, 1999. Advertising and set-up fees decreased by 28%, or $9,000, from $32,000 in the first quarter of 1998 to $23,000 in the first quarter of 1999, as a result of a decrease in emphasis on charging set-up fees and an increase in emphasis on product sales.

Cost of Revenues: Cost of revenues consists primarily of the cost of products sold to customers, including shipping costs. Costs of revenues increased by 206%, or $619,000, from $301,000 in the first quarter of 1998 to $920,000 in the first quarter of 1999, primarily due to increased product sales and a change in merchandise mix. Gross profit margins related to product sales were 12.5% in the first quarter of 1999 compared to 26.0% in the first quarter of 1998. The decrease from 1998 to 1999 is primarily attributed to higher promotional discounts and an unfavorable change in product mix, as the consumer electronics category, which typically yields lower than average gross profit margins, represented a higher percentage of total sales in 1999 than in 1998.

Operating Expenses: Operating expenses consist primarily of personnel expenses, on-line, radio and print advertising, public relations and other promotional expenses and general corporate expenses. Operating expenses increased by 142%, or $1,318,000, from $929,000 in the first quarter of 1998 to $2,247,000 in the first quarter of 1999. The increase is primarily attributable to higher advertising and promotional expenses, including a full quarters effect in 1999 of several strategic marketing agreements begun in 1998, including increases in fees such as those to AOL, and also the effect of new agreements entered into during the first quarter of 1999. In addition, personnel and general corporate costs related to the increased infrastructure of the Company increased significantly.

Interest Income, net: The increase from 1998 to 1999 is primarily due to the interest income earned on the remaining net proceeds from the Company's initial public offering of common stock in March 1998.

Minority Interest: Minority interest of $132,000 in the first quarter of 1999 represents 49% of the net loss attributable to electronics.net, a 51% owned subsidiary.

Liquidity and Capital Resources

      Net cash used in operations was $1,567,000 and $873,000 during the first quarter of 1999 and 1998, respectively. The increase in cash used in the first quarter of 1999 is primarily attributable to the additional net loss as well as a $129,000 increase in inventory levels as the Company began migrating towards an inventory based model and started stocking its new distribution and fulfillment center, offset by a $234,000 increase in accounts payable and accrued liabilities.

      Capital expenditures, primarily for computer equipment and software to support the Company's expansion and increased infrastructure were $152,000 during the first quarter of 1999. No other material commitments for capital expenditures are currently outstanding or contemplated.

      On March 26, 1998, the Company completed its initial public offering ("IPO") of 3,220,000 shares of Common Stock at a price of $6.50 per share. Net proceeds from the IPO, net of underwriting discounts and offering costs, were $18,749,000. Prior to the IPO, the Company had financed its operations primarily from capital contributions from private investors. At March 31, 1999, the Company had cash and cash equivalents of $10,674,000, working capital of $7,318,000, stockholders' equity of $9,271,000 and no debt. The Company believes that its existing capital resources will enable it to maintain its operations for at least the next twelve months.

Year 2000

      The Company believes that its computer systems and software products are fully year 2000 compliant. However, it is possible that certain computer systems or software products of the Company's suppliers or customers may not accept input of, store, manipulate and output dates in the year 2000 or thereafter without error or interruption. The Company is querying its current suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the year 2000 approaches. However, there can be no assurance that all date-handling problems of its suppliers will be identified by the Company or its suppliers in advance of their occurrence, or that the Company or the suppliers will be able to successfully remedy problems that are discovered. In the event that problems are discovered with its current suppliers which cannot be remedied the Company intends to seek alternative suppliers who are fully year 2000 compatible. The Company believes that most of its current customers who access its website are using software that is fully year 2000 compatible. The Company may, however, be required to make significant expenditures to address or remedy any year 2000 problems of its customers or vendors which are not identified in advance, or to satisfy liabilities to which the Company may become subject as a result of such problems.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      On March 20, 1998 the Company's Registration Statement on Form S-1 (File No. 333-42707) was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement the Company registered and sold 3,220,000 shares of Common Stock at a price of $6.50 per share. The managing underwriters were C.E. Unterberg, Towbin and Fahnestock & Co. Inc. The aggregate price of the amount offered and sold was $20,930,000.

      The net offering proceeds to the Company after deducting underwriting discounts and commissions and other expenses was $18,749,000.

      From the effective date of the Registration Statement through March 31, 1999 the Company used the following amounts from the net offering proceeds for the purposes set forth below:

      Construction of plant                                           $       --
      Building, facilities and leasehold improvements                 $  349,000
      Purchase and installation of machinery, equipment and software  $1,713,000
      Purchase of real estate                                         $       --
      Acquisition of other business                                   $       --
      Repayment of indebtedness                                       $  500,000
      Working capital                                                 $6,235,000
      Temporary investments                                           $9,952,000

      On March 19, 1998, the Trustees of General Electric Pension Trust loaned the Company $500,000 at an interest rate of 15% per annum. The proceeds of the loan were used by the Company for working capital purposes. Jeffrey S. Tauber pledged 172,500 of his shares of Common Stock as security for the loan. The loan was repaid on March 27, 1998.

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

      By-Laws:

      3.2 By-Laws as currently in effect (Incorporated by reference to Exhibit
      3.2 to the Company's Registration Statement on Form S-1 (File No. 333-42707).

10.   Material Contracts:

      10.1 Stock Purchase Agreement dated March 24, 1999, by and between Edward Mufson and Cybershop International, Inc.
      10.2 Employment Agreement dated March 24, 1999, by and between Edward Mufson and Cybershop International, Inc.
      10.3 Employment Agreement dated February 7, 1999, by and between Jeffrey Leist and Cybershop International, Inc.

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

b.    Reports on Form 8-K, 1999.

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: May 17, 1999              By: /s/ Jeffrey S. Tauber
                                    --------------------------------------------
                                    Jeffrey S. Tauber
                                    President, Chief Executive Officer and
                                    Chairman of the Board of Directors
                                    (Principal Executive Officer)

Date: May 17, 1999              By: /s/ Jeffrey Leist
                                    --------------------------------------------
                                    Jeffrey Leist
                                    Senior Vice President and Chief Operating
                                    and Financial Officer (Principal Financial
                                    and Accounting Officer)

Exhibit Index

27.   Financial Data Schedule.