Form 10-Q
period 1999-06-30
CYBERSHOP INTERNATIONAL INC
filed 1999-08-13
CIK 1051591

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-23901

                               CYBERSHOP.COM, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                             13-3979226
                --------                             ----------
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

   116 Newark Avenue, Jersey City, NJ                   07302
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

                                 Yes |X| No |_|

The number of shares of the Registrant's common stock, par value $.001 per share, outstanding on August 3, 1999 was 8,612,062 shares.

                      CYBERSHOP.COM, INC. AND SUBSIDIARIES
                    (Formerly Cybershop International, Inc.)

                               INDEX TO FORM 10-Q

                                                                         Page
PART I.   FINANCIAL INFORMATION                                         Number
                                                                        ------

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of June 30, 1999
          (unaudited) and December 31, 1998                               2

          Consolidated Statements of Operations for the Three and
          Six Months ended June 30, 1999 and 1998 (unaudited)             3

          Consolidated Statements of Cash Flows for the Six
          Months ended June 30, 1999 and 1998 (unaudited)                 4

          Notes to Consolidated Financial Statements                      5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       8

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                      14

Item 4    Submission of Matters to a Vote of Security Holders            15

Item 6.   Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                               18

                          PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                      CYBERSHOP.COM, INC. AND SUBSIDIARIES
                    (Formerly Cybershop International, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30,      December 31,
                                                                      1999            1998
                                                                  ------------    ------------
                                                                   (Unaudited)
        ASSETS
Current Assets:
    Cash and cash equivalents                                     $  2,721,000    $ 12,285,000
    Accounts receivable, net of allowance for doubtful
      accounts of $61,000 and $5,000, as of June 30, 1999
      and December 31, 1998, respectively                              691,000         176,000
    Inventories                                                        806,000         526,000
    Prepaid expenses and other                                         695,000         375,000
                                                                  ------------    ------------
      Total current assets                                           4,913,000      13,362,000
Property and equipment, net                                          1,806,000       1,944,000
Goodwill, net                                                       14,508,000              --
Other assets                                                            83,000         160,000
                                                                  ------------    ------------

      Total assets                                                $ 21,310,000    $ 15,466,000
                                                                  ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                              $  3,679,000    $  2,403,000
    Accrued liabilities                                              1,336,000       1,953,000
    Acquisition related payable                                        361,000              --
    Deferred revenues                                                   49,000          72,000
                                                                  ------------    ------------
      Total current liabilities                                      5,425,000       4,428,000
Deferred rent                                                          107,000          49,000
                                                                  ------------    ------------

      Total liabilities                                              5,532,000       4,477,000
                                                                  ------------    ------------
Stockholders' equity:
    Common stock, $.001 par value; 75,000,000 shares
      authorized;  8,597,728 and 7,493,350  shares issued
      and outstanding as of June 30, 1999 and
      December 31, 1998, respectively                                    9,000           7,000
    Additional paid-in capital                                      26,816,000      18,318,000
    Accumulated deficit                                            (11,047,000)     (7,336,000)
                                                                  ------------    ------------
      Total stockholders' equity                                    15,778,000      10,989,000
                                                                  ------------    ------------

      Total liabilities and stockholders' equity                  $ 21,310,000    $ 15,466,000
                                                                  ============    ============

    The accompanying notes to the unaudited consolidated financial statements are an integral part of these balance sheets.

                      CYBERSHOP.COM, INC. AND SUBSIDIARIES
                    (Formerly Cybershop International, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        Three Months Ended June 30,    Six Months Ended June 30,
                                        --------------------------    --------------------------
                                            1999           1998           1999           1998
                                        -----------    -----------    -----------    -----------
Revenues:
    Product sales                       $ 2,058,000    $   523,000    $ 3,110,000    $   930,000
    Advertising & set up fees                 9,000         30,000         32,000         62,000
                                        -----------    -----------    -----------    -----------
      Total revenues                      2,067,000        553,000      3,142,000        992,000
Cost of revenues                          1,457,000        394,000      2,377,000        695,000
                                        -----------    -----------    -----------    -----------
Gross profit                                610,000        159,000        765,000        297,000
Operating expenses:
    Sales and marketing                     729,000      1,128,000      1,456,000      1,473,000
    General and administrative            1,700,000        920,000      3,220,000      1,504,000
    Merger and acquisition related
      costs, including amortization
      of goodwill                           259,000             --        259,000             --
                                        -----------    -----------    -----------    -----------
      Total operating expenses            2,688,000      2,048,000      4,935,000      2,977,000
                                        -----------    -----------    -----------    -----------
Loss from operations                     (2,078,000)    (1,889,000)    (4,170,000)    (2,680,000)
Interest income, net                         93,000        242,000        215,000        249,000
Minority interest                           112,000             --        244,000             --
                                        -----------    -----------    -----------    -----------

Net loss                                $(1,873,000)   $(1,647,000)   $(3,711,000)   $(2,431,000)
                                        ===========    ===========    ===========    ===========

Net loss per share, basic and diluted   $     (0.24)   $     (0.22)   $     (0.48)   $     (0.41)

Weighted average common shares
    outstanding, basic and diluted        7,910,000      7,470,000      7,702,000      5,879,000

    The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                      CYBERSHOP.COM, INC. AND SUBSIDIARIES
                    (Formerly Cybershop International, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months Ended June 30,
                                                          ----------------------------
                                                              1999            1998
                                                          ------------    ------------
Cash flows from operating activities:
  Net loss                                                $ (3,711,000)   $ (2,431,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation                                             344,000          75,000
      Amortization of goodwill                                 240,000              --
      Non-cash compensation expense                             24,000              --
      Minority interest                                       (244,000)             --
      Increase (decrease) in cash from changes in:
         Accounts receivable, net                             (515,000)         43,000
         Inventories                                          (280,000)        (23,000)
         Prepaid expenses and other                            (76,000)       (162,000)
         Other assets                                           77,000         138,000
         Accounts payable                                    1,276,000         333,000
         Accrued liabilities                                  (598,000)       (184,000)
         Deferred revenues                                     (23,000)        (68,000)
         Deferred rent                                          58,000           4,000
                                                          ------------    ------------
            Net cash used in operating activities           (3,428,000)     (2,275,000)
                                                          ------------    ------------

Cash flows from investing activities:
    Purchases of property and equipment                       (206,000)       (729,000)
    Acquisitions of businesses, net of cash acquired        (6,281,000)             --
                                                          ------------    ------------
            Net cash used in investing activities           (6,487,000)       (729,000)
                                                          ------------    ------------

Cash flows from financing activities:
    Net proceeds from sale of common stock                          --      18,810,000
    Proceeds from exercise of stock options                    351,000              --
    Proceeds of short-term loan                                     --         500,000
    Repayment of short-term loan                                    --        (500,000)
    Payments of capital lease obligations                           --         (28,000)
                                                          ------------    ------------
            Net cash provided by financing activities          351,000      18,782,000
                                                          ------------    ------------

            Net increase (decrease) in cash                 (9,564,000)     15,778,000

Cash and cash equivalents, beginning of period              12,285,000         787,000
                                                          ------------    ------------

Cash and cash equivalents, end of period                  $  2,721,000    $ 16,565,000
                                                          ============    ============

Supplemental cash flow information:
    Common stock issued in connection with acquisition    $  8,125,000              --

    The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                      CYBERSHOP.COM, INC. AND SUBSIDIARIES
                    (Formerly Cybershop International, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of the Business and Basis of Presentation

      During the second quarter 1999 stockholders voted to change the Company's name from Cybershop International, Inc. to Cybershop.com, Inc. (the "Company"). The Company is an online and direct to consumer retailer. The flagship store located at www.cybershop.com offers discounted designer and brand-name apparel, electronics, home accessories, toys, gifts and watches all at closeout prices. electronics.net, located at www.electronics.net, offers a broad assortment of consumer electronics, appliances and home office equipment for sale online.

      The information presented as of June 30, 1999 and 1998, and for the six-month periods then ended, is unaudited, but, in the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 1999, the results of its operations for the three and six-month periods ended June 30, 1999 and 1998 and its cash flows for the six-month periods ended June 30, 1999 and 1998. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Business Combinations

      Effective June 1, 1999 the Company acquired all of the outstanding common stock of The Magellan Group, Inc. ("Magellan"), an online and direct response retailer of high quality personal care, home and health related products, in exchange for 1,000,000 shares of the Company's common stock and $5,000,000 in cash. The acquisition was accounted for as a purchase with essentially all of the $14,387,000 purchase price allocated to goodwill. The goodwill in the accompanying consolidated balance sheets is being amortized on a straight line basis over five years. The results of Magellan are included in the Company's consolidated financial results beginning on the date of acquisition. In addition, the Company is required to pay the former shareholders of Magellan earn-out payments based upon the profitablity of a particular product. As of June 30, 1999, $361,000 of earnout payments are payable to the former shareholders, which are reflected as Acquisition Related Payable in the accompanying consolidated balance sheet. Concurrent with the acquisition, one of these former shareholders of Magellan was appointed a member of the Company's board of directors.

      The pro forma combined consolidated financial information for the six months ended June 30, 1999 and 1998, as though Magellan had been acquired on January 1, 1998, would have resulted in net sales of $5,913,000 and $3,379,000, net loss of $5,651,000 and $4,020,000, and basic and diluted net loss per share of ($0.68) and ($0.58), respectively. The pro forma net loss includes amortization of goodwill of $1,439,000 for the six months ended June 30, 1999 and 1998. This unaudited pro forma combined consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had the Company and Magellan been a combined company during the specified periods.

      On March 24, 1999 the Company issued 250,000 shares of common stock in exchange for all of the outstanding common stock of Dealaday, Inc ("Dealaday"). Dealaday, an internet retailer targeting off-price branded women's and children's apparel and accessory products, began operations in February 1998. The transaction was accounted for as a pooling of interests and, as a result, the Company's financial statements have been restated for all periods presented.

      Separate results for Dealaday included in the Company's results for the periods prior to the acquisition consisted of net sales and net losses for the current period of $90,000 and $42,000, respectively, and net sales and net losses for the six-month period ending June 30, 1998 of $46,000 and $36,000, respectively.

3. Advertising and Promotion Costs

      The recognition of advertising costs is in accordance with the provisions of the AICPA Statement of Position 93-7, Reporting of Advertising Costs. Advertising costs other than direct response are expensed at the time the initial advertising takes place. Direct response advertising costs are amortized over the period, during which associated net revenues are expected, generally approximating three months or less.

4. Commitments and Contingencies

      Marketing Agreements

      The Company has entered into certain marketing agreements, which include fixed fees through the the end of the current year ending December 31, 1999. The expenses associated with these agreements are recognized on a systematic basis over the term of the related agreements as services are received. Future minimum commitments under the terms of these agreements are $311,000 during the remainder of 1999. During July 1999 the Company and an internet media company providing promotions and advertising for the Company's stores, agreed to terminate their existing agreement which as of June 30, 1999 had represented future commitments of $375,000 through the year 2000.

5. Shareholders' Equity

      At the Company's Annual Meeting of Stockholders held on June 3, 1999,the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 25,000,000 to 75,000,000.

6. Stock Option Plan

      At the Company's Annual Meeting of Stockholders held on June 3, 1999 the Company's stockholders approved an amendment to the Company's 1998 Stock Option Plan (the Plan) increasing the number of shares available for issuance from 1,000,000 to 3,000,000. During the six months ended June 30, 1999, options to purchase approximately 560,650 shares of the Company's Common Stock were granted, at market value on date of grant, to employees under the Plan.

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

Overview

The Company is an online and direct to consumer retailer. The flagship store located at www.cybershop.com offers discounted designer and brand-name apparel, electronics, home accessories, toys, gifts and watches all at closeout prices. electronics.net, the Company's joint venture with Tops Appliance City (Tops), located at www.electronics.net, offers a broad assortment of consumer electronics, appliances and home office equipment for sale online.

      Beginning in the first quarter of the current year, the Company began implementing several operating initiatives at its flagship store, cybershop.com, designed to better serve its customers and streamline its operations. The Company has completed a shift in its merchandising strategy to focus on offering off-price branded merchandise such as that found in outlets and traditional discount retailers. The Company initiated a significant overhaul of its infrastructure, migrating its web-based order processing onto a new platform, redesigning the web site and integrating it with a new order fulfillment system. The transition to an inventory-based model was completed in the second quarter with the development of a new distribution and fulfillment center. In addition, the Company launched two new online auction sites. With this initiative, the Company introduced the excitement of the online auction experience to all its customers, complementing its existing product offerings. The initiative also offers the Company a new way to attract customers, learn more about their shopping preferences and provide an effective mechanism to manage excess inventory.

      Effective June 1, 1999 the Company acquired all of the outstanding common stock of The Magellan Group, Inc. ("Magellan"), an online and direct response retailer of high quality personal care, home and health related products, in exchange for 1,000,000 shares of the Company's common stock and $5,000,000 in cash. The acquisition was accounted for as a purchase with essentially all of the $14,387,000 purchase price allocated to goodwill. The goodwill in the accompanying consolidated balance sheets is being amortized on a straight line basis over five years. The results of Magellan are included in the Company's consolidated financial results beginning on the date of acquisition. In addition, the Company is required to pay the former shareholders of Magellan earn-out payments based upon the profitablity of a particular product. Concurrent with the acquisition, one of these former shareholders of Magellan was appointed a member of the Company's board of directors.

Results of Operations

Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998.

Revenues: Revenue is comprised of sales of products, net of returns, outbound shipping charges and vendor set-up fees. Total revenues increased 274% in the second quarter, or $1,514,000, to $2,067,000 as compared to $553,000 in the second quarter of 1998. This increase was primarily attributable to greater marketing efforts, an expanded customer base, repeat purchases from existing customers, acquisitions, and strong sales of four products, which represented approximately 49% of total revenues in the three months ended June 30, 1999. Advertising and set-up fees decreased by 70%, or $21,000, to $9,000 in the second quarter of 1999 from $30,000 in the second quarter of 1998, as a result of a decrease in emphasis on this revenue stream and an increased focus on the Company's merchandising strategies.

Cost of Revenues: Cost of revenues consists of the cost of products sold to customers and shipping costs. Costs of revenues increased by 270%, or $1,063,000, to $1,457,000 in the second quarter of 1999 from $394,000 in the second quarter of 1998. Gross profit margins were 30% in the second quarter of 1999 compared to 29% in the second quarter of 1998. The increase in gross margin is the result of improvements in merchandise mix and pricing, and outbound freight costs, offset by a greater emphasis on consumer electronics which typically yield lower gross profit margins, and an increase in inventory allowances to reflect anticipated future markdowns on closeout and auction related merchandise.

Sales and Marketing: Sales and marketing primarily consists of advertising, fulfillment, promotional costs and related payroll expenses. Sales and marketing decreased by 35%, or $399,000, to $729,000 in the second quarter of 1999 from $1,128,000 in the second quarter of 1998. This reflects the Company's strategy which has been to optimize the effectiveness of its marketing campaigns by regularly evaluating the return on investment on marketing dollars spent versus increased customer traffic and revenues. As a result of this ongoing evaluation, effective June 30, 1999 the Company terminated its two-year agreement with Excite. The Company intends to continue to evaluate new and existing marketing relationships in this manner and may as a result increase or decrease its operating expenses to fund marketing and advertising expenditures and to establish strategic relationships which satisfy this evaluation and which are considered important to the success of the Company.

General and Administrative: General and administrative expenses consist primarily of administrative, accounting, and management payroll related expenses, recruiting, legal fees, and general corporate expenses. General and administrative expenses increased by 85%, or $780,000 to $1,700,000 in the second quarter of 1999 from $920,000 in the second quarter of 1998. The increase is primarily attributable to increased payroll related expenses, recruiting, legal, and general corporate expenses to support the Company's increased infrastructure.

Merger and Acquisition Related Costs: Merger and acquisition related costs consist primarily of goodwill associated with the purchase of Magellan.

Interest Income, net: Interest income decreased $149,000 to $93,000 in the second quarter of 1999 from $242,000 in the second quarter of 1998. The decrease is primarily the result of the decrease in cash and cash equivalents to $2,721,000 as of June 30, 1999 from $12,285,000 as of December 31, 1998.

Minority Interest: Minority interest represents Tops' 49% interest in the earnings of the joint venture, electronics.net, which is 51% owned by the Company and accounted for as a subsidiary in its consolidated financial statements.

Net Loss: As a result of the factors discussed above, the Company reported a consolidated net loss of $1,873,000 during the second quarter of 1999 compared with a net loss of $1,647,000 during the second quarter of 1998. During the second quarter, the net loss per common share, basic and diluted was ($0.24) per share compared with a net loss of $(0.22) per share during the second quarter of 1998.

Pro forma results, reflecting the exclusion of merger and acquisition related costs are as follows:

                                                  Quarter Ended,   Quarter Ended,
                                                  June 30, 1999    June 30, 1998
                                                  -------------    -------------
Pro forma net loss                                $  (1,614,000)   $  (1,647,000)
Pro forma net loss per share, basic and diluted   $       (0.20)   $       (0.22)

The Company expects that it will continue to incur net losses and generate negative cash flow from operations for the foreseeable future as it continues to develop its business and no assurance can be given as to when, if at all, the Company will achieve profitability.

Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998.

Revenues: Total revenues increased 217% during the six months ended June 30, 1999, or $2,150,000, to $3,142,000 as compared to $992,000 during the first six months of 1998. This increase was primarily attributable to greater marketing efforts, an expanded customer base, repeat purchases from existing customers and strong sales of four products, which represented approximately 40% of total revenues for the six months ended June 30, 1999. Advertising and set-up fees decreased by 48%, or $30,000, to $32,000 during the first six months of 1999 from $62,000 during the first six months of 1998, as a result of a decrease in emphasis on this revenue stream and an increased focus on the Company's merchandising strategies.

Cost of Revenues: Costs of revenues increased by 242%, or $1,682,000, to $2,377,000 during the first six months of 1999 from $695,000 during the first six months of 1998. Gross profit margins were 24% during the first six months of 1999 compared to 30% during the first six months of 1998. The decrease in gross margin is the result of higher promotional discounts, an unfavorable product mix and a greater emphasis on lower profit margin consumer electronics during the first quarter of 1999 and inventory allowances to reflect anticipated future markdowns on closeout and auction related merchandise offset by a more favorable merchandise mix, product pricing and outbound shipping costs in the second quarter of 1999.

Sales and Marketing: Sales and marketing decreased by 1%, or $17,000, to $1,456,000 during the first six months of 1999 from $1,473,000 during the first six months of 1998. As a percentage of total revenues, sales and marketing expenses decreased to 46% during the first six months of 1999 from 149% during the first six months of 1998, reflecting the Company's strategy which has been to continuously evaluate the productivity and return on investment of our marketing expenditures.

General and Administrative: General and administrative expenses increased by 114%, or $1,716,000 to $3,220,000 during the first six months of 1999 from $1,504,000 during the first six months of 1998. The increase is primarily attributable to increased payroll related expenses, recruiting, legal, and general corporate expenses to support the Company's increased infrastructure

Merger and Acquisition Related Costs: Merger and acquisition related costs consist primarily of goodwill associated with the purchase of Magellan.

Interest Income, net: Interest income decreased $34,000 to $215,000 during the first six months of 1999 from $249,000 during the first six months of 1998. The decrease is primarily the result of the decrease in cash and cash equivalents to $2,721,000 as of June 30, 1999 from $12,285,000 as of December 31, 1998.

Minority Interest: Minority interest represents Tops' 49% interest in the earnings of the joint venture, electronics.net, which is 51% owned by the Company and accounted for as a subsidiary in its consolidated financial statements.

Net Loss: As a result of the factors discussed above, the Company reported a consolidated net loss of $3,711,000 for the six months ended June 30, 1999 as compared with a net loss of $2,431,000 during the first six months of 1998. During the first six months of 1999, the net loss per common share, basic and diluted was ($0.48) per share compared with a net loss of $(0.41) per share during the second quarter of 1998.

Pro forma results, reflecting the exclusion of merger and acquisition related costs are as follows:

                                                    Six Months      Six Months
                                                      Ended            Ended
                                                   June 30, 1999   June 30, 1998
                                                   -------------   -------------
Pro forma net loss                                $  (3,452,000)   $  (2,431,000)
Pro forma net loss per share, basic and diluted   $       (0.45)   $       (0.41)

The Company expects that it will continue to incur net losses and generate negative cash flow from operations for the foreseeable future as it continues to develop its business and no assurance can be given as to when, if at all, the Company will achieve profitability.

Liquidity and Capital Resources

      Net cash used in operations increased $1,153,000 to $3,428,000 during the first six months of 1999 from $2,275,000 during the first six months of 1998. The net use of cash in operations in the current period is primarily attributable to current period net losses of $1,280,000, and a $280,000 increase in inventory levels as the Company began migrating towards an inventory based model and continued stocking its new distribution and fulfillment center. Additionally, accounts receivable increased $515,000 reflecting an increase in sales late in the second quarter of 1999 and the availability of a customer installment payment plan on one of the Company's products. Offsetting these increases in current assets is a net increase in accounts payable and accrued liabilities of $678,000.

      Net cash used in investing activities during the first six months of 1999 of $6,487,000 represents capital expenditures, primarily for computer equipment and software to support the Company's expansion and increased infrastructure and the acquisition of Magellan. Net used in investing activities during the first six months of 1998 of $729,000 represents capital expenditures primarily for computer equipment and software.

      Additionally, the Company is required to pay the former shareholders of Magellan earn-out payments related to the profitablity of a particular product from the date of the acquisition through June 30, 1999 of $361,000. These amounts are payable in the third quarter of 1999.

      On March 26, 1998, the Company completed its initial public offering ("IPO") of 3,220,000 shares of Common Stock at a price of $6.50 per share. Net proceeds from the IPO, net of underwriting discounts and offering costs, were $18,749,000. Prior to the IPO, the Company had financed its operations primarily from capital contributions from private investors. At June 30, 1999, the Company had cash and cash equivalents of $2,721,000, negative working capital of $(512,000), stockholders' equity of $15,778,000 and no debt. The Company believes that its existing capital resources will enable it to maintain its operations at existing levels for at least the next six months. The Company is seeking additional debt and/or equity financing through a public offering or private placement. There can be no assurance that any additional financing or other sources of capital will be available to the Company upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, financial condition and operating results, its ability to continue operating at existing levels, and significantly slow the pace of both customer and revenue growth.

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

Use of Proceeds:

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

      From the effective date of the Registration Statement through June 30, 1999 the Company used the following amounts from the net offering proceeds for the purposes set forth below:

Construction of plant                                                 $       --
Building, facilities and leasehold improvements                       $  349,000
Purchase and installation of machinery, equipment and software        $1,767,000
Purchase of real estate                                               $       --
Acquisition of other business                                         $6,281,000
Repayment of indebtedness                                             $  500,000
Working capital                                                       $8,096,000
Temporary investments                                                 $1,756,000

      The use of proceeds set forth above does not represent a material change in the use of proceeds described in the Registration Statement.

Changes in Securities

Increase in Authorized Shares: At the Company's Annual Meeting of Stockholders held on June 3, 1999 the Company's shareholders approved an amendment to the Company's Amended Certificate of Incorporation to increase the number of shares of Common Stock, par value $.001 per share, that the Company is authorized to issue from 25,000,000 to 75,000,000. The additional authorized shares will provide the Company with flexibility in connection with possible future stock splits, equity financings, joint ventures and acquisitions, in raising additional capital, for grants and as incentives to employees, officers, directors and consultants of the Company, and other general corporate purposes.

Item 4: Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on June 3, 1999. At the close of business on the record date for the meeting (which was April 9,1999), there were 7,565,047 shares of Common Stock issued and outstanding and entitled to vote at the meeting. Holders of 6,143,590 shares of Common Stock (representing a like number of votes) were present at the meeting, either in person or by proxy. The following individuals were elected to the Company's Board of Directors to hold office for a term until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

 Nominee                      In Favor              Withheld
--------                      --------             ---------
Michael Kempner              6,114,916               28,674
Robert Matluck               6,114,916               28,674
Warren Struhl                6,114,916               28,674
Jeffrey Tauber               6,114,916               28,674

The results of the voting on the following items were as follows:

      Approval of an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 25,000,000 to 75,000,000.

In Favor                     Against               Abstained
--------                     -------               ---------
6,003,428                    124,824                15,338

      Approval of an amendment to the 1998 Stock Option Plan increasing the number of shares available for issuance from 1,000,000 to 3,000,000.

In Favor                     Against               Abstained
--------                     -------               ---------
2,777,218                    134,181                20,227

      Ratification of the selection of Arthur Andersen, LLP as independent certified public accountants for the fiscal year ending December 31, 1999.

In Favor                     Against               Abstained
--------                     -------               ---------
6,109,474                     20,058                 14,058

      Approval of an amendment to the Company's Certificate of Incorporation changing the corporate name.

In Favor                     Against               Abstained
--------                     -------               ---------
6,106,874                     26,466                 10,250

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

      3.2 Certificate of Amendment of The Certificate of Incorporation of Cybershop International, Inc.

      By-Laws:

      3.3   By-Laws as currently in effect (Incorporated by reference to Exhibit
            3.2 to the Company's Registration Statement on Form S-1 (File No. 333-42707).

Material Contracts:

      10.1 Agreement and Plan of Merger by and among Cybershop International, Inc., MG Acquisition Corp., The Magellan Group, Inc., Ian S. Phillips and Howard J. Kuntz III dated as of June 1, 1999 (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K. File No. 0-23901)

      10.2 Employment Agreement dated June 1, 1999, by and between Ian S. Phillips and MG Acquisition Corp which is a wholly owned subsidiary of Cybershop International, Inc.

      10.3 Employment Agreement dated June 1, 1999, by and between Howard J. Kuntz III and MG Acquisition Corp which is a wholly owned subsidiary of Cybershop International, Inc.

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

22.   Published report regarding matters submitted to vote of security holders:
      None

23.   Consents of Experts and Counsel: None

24.   Power of Attorney: None

27. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only

99.   Additional Exhibits: None

b.    Reports on Form 8-K, 1999.

      On June 17, 1999, the Company filed a Current Report on Form 8-K reporting the acquisition of The Magellan Group, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: August 13, 1999     By: /s/ Jeffrey S. Tauber

                              Jeffrey S. Tauber
                              President, Chief Executive Officer and Chairman of the Board of Directors
                              (Principal Executive Officer)


Date: August 13, 1999     By: /s/ Jeffrey Leist

                              Jeffrey Leist
                              Senior Vice President and Chief Operating and Financial Officer
                              (Principal Financial and Accounting Officer)

Exhibit Index

3.2 Certificate of Amendment of The Certificate of Incorporation of Cybershop International, Inc.

10.2 Employment Agreement dated June 1, 1999, by and between Ian S. Phillips and MG Acquisition Corp which is a wholly owned subsidiary of Cybershop International, Inc.

10.3 Employment Agreement dated June 1, 1999, by and between Howard J. Kuntz III and MG Acquisition Corp which is a wholly owned subsidiary of Cybershop International, Inc.

27.   Financial Data Schedule.