Form 10-Q
period 1999-09-30
CYBERSHOP INTERNATIONAL INC
filed 1999-11-12
CIK 1051591

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes /X/ No / /

The number of shares of the Registrant's common stock, par value $.001 per share, outstanding on November 5, 1999 was 9,398,012 shares.

                      CYBERSHOP.COM, INC. AND SUBSIDIARIES
                    (Formerly Cybershop International, Inc.)

                               INDEX TO FORM 10-Q

                                                                           Page
PART I.  FINANCIAL INFORMATION                                            Number
                                                                          ------
Item 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 1999
         (unaudited) and December 31, 1998                                    2

         Consolidated Statements of Operations for the
         Three and Nine Months ended September 30, 1999 and 1998 (unaudited)  3

         Consolidated Statements of Cash Flows for the Nine
         Months ended September 30, 1999 and 1998 (unaudited)                 4

         Notes to Consolidated Financial Statements                           5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                           16

Item 6.  Exhibits and Reports on Form 8-K                                    18

SIGNATURES                                                                   20

PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                      CYBERSHOP.COM, INC. AND SUBSIDIARIES
                    (Formerly Cybershop International, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                                             September 30,  December 31,
                                                                 1999           1998
                                                             ------------   ------------
                                                             (Unaudited)
         ASSETS
Current Assets:
    Cash and cash equivalents                                $  5,714,000   $ 12,285,000
    Accounts receivable, net of allowance for doubtful
      accounts of $65,000 and $5,000, as of September 30,
      1999 and December 31, 1998, respectively                    789,000        176,000
    Inventories                                                 1,043,000        526,000
    Prepaid expenses and other                                    708,000        375,000
                                                             ------------   ------------
      Total current assets                                      8,254,000     13,362,000
Property and equipment, net                                     1,945,000      1,944,000
Goodwill, net                                                  13,880,000             --
Other assets                                                       63,000        160,000
                                                             ------------   ------------
      Total assets                                           $ 24,142,000   $ 15,466,000
                                                             ============   ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                         $  4,247,000   $  2,403,000
    Accrued liabilities                                           911,000      1,953,000
    Acquisition related payable                                   102,000             --
    Deferred revenues                                              49,000         72,000
                                                             ------------   ------------
      Total current liabilities                                 5,309,000      4,428,000
Deferred rent                                                      26,000         49,000
Capital lease obligation                                           71,000             --
                                                             ------------   ------------
      Total liabilities                                         5,406,000      4,477,000
                                                             ------------   ------------
Stockholders' equity:
    Common stock, $.001 par value; 75,000,000 shares
      authorized; 9,396,678 and 7,493,350 shares issued and
      outstanding as of September 30, 1999 and
      December 31, 1998, respectively                               9,000          7,000
    Additional paid-in capital                                 31,936,000     18,318,000
    Accumulated deficit                                       (13,209,000)    (7,336,000)
                                                             ------------   ------------
      Total stockholders' equity                               18,736,000     10,989,000
                                                             ------------   ------------

      Total liabilities and stockholders' equity             $ 24,142,000   $ 15,466,000
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

                      CYBERSHOP.COM, INC. AND SUBSIDIARIES
                    (Formerly Cybershop International, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three Months Ended           Nine Months Ended
                                              September 30,               September 30,
                                       --------------------------  -------------------------
                                          1999           1998          1999         1998
                                       -----------   ------------  -----------   -----------
Revenues:
    Product sales                      $ 2,780,000   $   470,000   $ 5,890,000   $ 1,400,000
    Advertising & set up fees                8,000        30,000        40,000        92,000
                                       -----------   -----------   -----------   -----------
      Total revenues                     2,788,000       500,000     5,930,000     1,492,000
Cost of revenues                         1,828,000       360,000     4,205,000     1,055,000
                                       -----------   -----------   -----------   -----------
Gross profit                               960,000       140,000     1,725,000       437,000
Operating expenses:
    Sales and marketing                    812,000       526,000     2,268,000     1,999,000
    General and administrative           1,584,000       979,000     4,804,000     2,483,000
    Amortization of goodwill and
      other merger and acquisition
      related costs                        750,000            --     1,009,000            --
                                       -----------   -----------   -----------   -----------
      Total operating expenses           3,146,000     1,505,000     8,081,000     4,482,000
                                       -----------   -----------   -----------   -----------
Loss from operations                    (2,186,000)   (1,365,000)   (6,356,000)   (4,045,000)
Interest income, net                        15,000       212,000       230,000       461,000
Minority interest                            9,000            --       253,000            --
                                       -----------   -----------   -----------   -----------

Net loss                               $(2,162,000)  $(1,153,000)  $(5,873,000)  $(3,584,000)
                                       ===========   ===========   ===========   ===========

Net loss per share, basic and diluted  $     (0.25)  $     (0.15)  $     (0.73)  $     (0.56)

Weighted average common shares
    outstanding, basic and diluted       8,602,000     7,470,000     8,002,000     6,409,000

    The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                      CYBERSHOP.COM, INC. AND SUBSIDIARIES
                    (Formerly Cybershop International, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                             1999           1998
                                                         ------------   ------------
Cash flows from operating activities:
  Net loss                                               $ (5,873,000)  $ (3,584,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation                                            508,000        128,000
      Amortization of goodwill                                990,000             --
      Non-cash compensation expense                            36,000             --
      Minority interest                                      (253,000)       (12,000)
      Increase (decrease) in cash from changes in:
          Accounts receivable, net                           (613,000)        20,000
          Inventories                                        (517,000)       (35,000)
          Prepaid expenses and other                          (80,000)      (261,000)
          Other assets                                         97,000         84,000
          Accounts payable                                  1,844,000        911,000
          Accrued liabilities                              (1,027,000)      (213,000)
          Deferred revenues                                   (23,000)       (75,000)
          Deferred rent                                       (23,000)        15,000
                                                         ------------   ------------
              Net cash used in operating activities        (4,934,000)    (3,022,000)
                                                         ------------   ------------
Cash flows from investing activities:
    Purchases of property and equipment                      (438,000)    (1,960,000)
    Acquisitions of businesses, net of cash acquired       (6,658,000)            --
                                                         ------------   ------------
              Net cash used in investing activities        (7,096,000)    (1,960,000)
                                                         ------------   ------------
Cash flows from financing activities:
    Net proceeds from sale of common stock                  5,038,000     18,851,000
    Minority capital contribution in joint venture                 --         98,000
    Proceeds from exercise of stock options                   421,000             --
    Proceeds of short-term loan                                    --        500,000
    Repayment of short-term loan                                   --       (500,000)
    Payments of capital lease obligations                          --        (28,000)
                                                         ------------   ------------
              Net cash provided by financing activities     5,459,000     18,921,000
                                                         ------------   ------------

              Net increase (decrease) in cash              (6,571,000)    13,939,000

Cash and cash equivalents, beginning of period             12,285,000        787,000
                                                         ------------   ------------

Cash and cash equivalents, end of period                 $  5,714,000   $ 14,726,000
                                                         ============   ============
Supplemental cash flow information:
    Common stock issued in connection with acquisition   $  8,125,000             --
    Assets acquired under capital lease obligation       $     71,000             --

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

      The information presented as of September 30, 1999, and for the three and nine-month periods ending September 30, 1999 and 1998, is unaudited, but, in the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 1999, the results of its operations for the three and nine-month periods ended September 30, 1999 and 1998 and its cash flows for the nine-month periods ended September 30, 1999 and 1998. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Business Combinations

      Effective June 1, 1999 the Company acquired all of the outstanding common stock of The Magellan Group, Inc. ("Magellan"), an online and direct response retailer of high quality personal care, home and health related products, in exchange for 1,000,000 shares of the Company's common stock and $5,000,000 in cash. The acquisition was accounted for as a purchase with essentially all of the $14,870,000 purchase price allocated to goodwill. The goodwill in the accompanying consolidated balance sheets is being amortized on a straight-line basis over five years. The results of Magellan are included in the Company's consolidated financial results beginning on the date of acquisition. In addition, the Company is required to pay the former shareholders of Magellan earn-out payments based upon the profitability of a particular product. As of September 30, 1999, $361,000 of earnout payments have been made, and $102,000 are payable, to the former shareholders, which are reflected as Acquisition related payable in the accompanying consolidated balance sheet. Concurrent with the acquisition, one of these former shareholders of Magellan was appointed a member of the Company's board of directors.

      The pro forma combined consolidated financial information for the nine months ended September 30, 1999 and 1998, as though Magellan had been acquired on January 1, 1998, would have resulted in net sales of $8,701,000 and $5,368,000, net loss of $7,574,000 and $5,825,000, and basic and diluted net loss per share of ($0.89) and ($0.79), respectively. The pro forma net loss includes amortization of goodwill of $2,190,000 and $2,160,000 for the nine months ended September 30, 1999 and 1998, respectively. This unaudited pro forma combined consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had the Company and Magellan been a combined company during the specified periods.

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

      Separate results for Dealaday included in the Company's results for the periods prior to the acquisition consisted of net sales and net losses for the nine-month period ending September 30, 1999 of $90,000 and $42,000, respectively, and net sales and net losses for the nine-month period ending September 30, 1998 of $92,000 and $71,000, respectively.

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

4. Commitments and Contingencies

      Marketing Agreements

      The Company has entered into certain marketing agreements, which include fixed fees through the end of the current year ending December 31, 1999. The expenses associated with these agreements are recognized on a systematic basis over the term of the related agreements as services are received. Future minimum commitments under the terms of these agreements are $112,000 during the remainder of 1999 and $159,000 during 2000. During July 1999 the Company and an internet media company providing promotions and advertising for the Company's stores, agreed to terminate their existing agreement which as of September 30, 1999 had represented future commitments of $375,000 through the year 2000.

5. Shareholders' Equity

      On September 30, 1999 the Company completed a private placement of equity securities raising gross proceeds of $5.1 million. The financing involved the issuance of 784,616 shares of common stock at $6.50 per share and warrants to purchase an aggregate of 156,922 shares of common stock at an exercise price of $7.50 per share. The sale price of the Company's common stock and the exercise price of the warrants issued in the private placement were both higher than the last reported sale price of $5.81 on the Nasdaq National Market on September 30, 1999. As part of the financing another class of warrants was issued. These warrants provide the investors with the right to receive additional shares if the price of the Company's stock trades below certain levels. During each of three consecutive 22 business day periods, after the effective date of a registration statement filed with the Securities and Exchange Commission (the
SEC), a formula is applied to one-third of the shares sold. That formula is based on determining the average of the twelve lowest closing bid prices in the 22 business day period. This average lowest bid price is divided into a number equal to one-third of the shares sold multiplied by the difference between $7.56 and the average lowest bid price. If the average lowest bid price is higher than $7.56 no additional shares will be issued. If the average lowest bid price is less than $5.00 the Company has the option to pay the cash economic equivalent instead of issuing shares. The Company agreed to register with the SEC, at the Company's expense, on a Form S-3, the resale of the 784,616 shares sold in addition to the shares underlying the warrants. None of the investors, together with any affiliate thereof, may beneficially own shares in excess of 4.999% of the outstanding shares of common stock following such conversion. Such restrictions may be waived by each selling stockholder as to itself upon not less than 61 days' notice to the Company. The Company is obligated to use its best efforts to keep the Form S-3 effective for up to two years. The Company will incur substantial penalties if it fails to meet these obligations.

      At the Company's Annual Meeting of Stockholders held on June 3, 1999, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 25,000,000 to 75,000,000.

6. Stock Option Plan

      At the Company's Annual Meeting of Stockholders held on June 3, 1999 the Company's stockholders approved an amendment to the Company's 1998 Stock Option Plan (the Plan) increasing the number of shares available for issuance from 1,000,000 to 3,000,000. During the nine months ended September 30, 1999, options to purchase approximately 598,650 shares of the Company's Common Stock were granted, at market value on date of grant, to employees under the Plan.

7. Subsequent event

      In October 1999 Tops Appliance City, Inc. (TOPS), the Company's joint venture partner in electronics.net, announced that it was discontinuing the sale of consumer electronics products. The products which are currently offered by electronics.net are obtained from TOPS. We believe that electronics.net will have sufficient inventory available to it from TOPS to fulfill customer orders for the near term, however, the Company is currently considering long term alternatives for electronics.net including alternative supplier arrangements.

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

      Beginning in the first quarter of the current year, the Company began implementing several operating initiatives at its flagship store, cybershop.com, designed to better serve its customers and streamline its operations. The Company has completed a shift in its merchandising strategy to focus on offering off-price branded merchandise such as that found in outlets and traditional discount retailers. The Company initiated a significant overhaul of its infrastructure, migrating its web-based order processing onto a new platform, redesigning the web site and integrating it with a new order fulfillment system. The transition to an inventory-based model was completed in the third quarter with the development of a new distribution and fulfillment center. In addition, the Company launched two new online auction sites. With this initiative, the Company introduced the excitement of the online auction experience to all its customers, complementing its existing product offerings. The initiative also offers the Company a new way to attract customers, learn more about their shopping preferences and provide an effective mechanism to manage excess inventory.

      Effective June 1, 1999 the Company acquired all of the outstanding common stock of The Magellan Group, Inc. ("Magellan"), an online and direct response retailer of high quality personal care, home and health related products, in exchange for 1,000,000 shares of the Company's common stock and $5,000,000 in cash. The acquisition was accounted for as a purchase with essentially all of the $14,870,000 purchase price allocated to goodwill. The goodwill in the accompanying consolidated balance sheets is being amortized on a straight-line basis over five years. The results of Magellan are included in the Company's consolidated financial results beginning on the date of acquisition. In addition, the Company is required to pay the former shareholders of Magellan earn-out payments based upon the profitability of a particular product. As of September 30, 1999, $361,000 of earnout payments have been made, and $102,000 are payable, to the former shareholders, which are reflected as Acquisition related payable in the accompanying consolidated balance sheet. Concurrent with the acquisition, one of these former shareholders of Magellan was appointed a member of the Company's board of directors.

Results of Operations

Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998.

Revenues: Revenue is comprised of sales of products, net of returns, outbound shipping and handling charges, advertising and vendor set-up fees. Total revenues increased 458% in the third quarter, or $2,288,000, to $2,788,000 as compared to $500,000 in the third quarter of 1998. This increase was primarily attributable to greater marketing efforts, an expanded customer base, repeat purchases from existing customers, acquisitions, and strong sales of four products, which represented approximately 45% of total revenues in the three months ended September 30, 1999. Advertising and set-up fees decreased by 73%, or $22,000, to $8,000 in the third quarter of 1999 from $30,000 in the third quarter of 1998, as a result of a decrease in emphasis on this revenue stream and an increased focus on the Company's merchandising strategies.

Cost of revenues: Cost of revenues consists of the cost of products sold to customers and shipping costs. Costs of revenues increased by 408%, or $1,468,000, to $1,828,000 in the third quarter of 1999 from $360,000 in the third quarter of 1998. Gross profit margins were 34% in the third quarter of 1999 compared to 28% in the third quarter of 1998. The increase in gross margin is the result of improvements in merchandise mix and pricing, and shipping costs, offset by additional inventory allowances taken to reflect anticipated future markdowns on closeout and auction related merchandise.

Sales and marketing: Sales and marketing primarily consists of advertising, fulfillment, promotional costs and related payroll expenses. Sales and marketing increased by 54%, or $286,000, to $812,000 in the third quarter of 1999 from $526,000 in the third quarter of 1998. As a percentage of total revenues, Sales and marketing was 29% in the third quarter of 1999 versus 105% in the third quarter of 1998. This reflects the Company's strategy to optimize the effectiveness of its marketing campaigns by regularly evaluating the return on investment on marketing dollars spent versus increased customer traffic and revenues. As a result of this ongoing evaluation, effective June 30, 1999 the Company terminated its two-year agreement with Excite. The Company intends to continue to evaluate new and existing marketing relationships in this manner and may as a result increase or decrease its operating expenses to fund marketing and advertising expenditures and to establish strategic relationships which satisfy this evaluation and which are considered important to the success of the Company. The Company expects to increase such advertising and marketing expenditures significantly in the fourth quarter of 1999.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, and general corporate expenses. General and administrative expenses increased by 62%, or $605,000 to $1,584,000 in the third quarter of 1999 from $979,000 in the third quarter of 1998. The increase is primarily attributable to increased payroll related expenses, recruiting, legal, and general corporate expenses to support the Company's increased infrastructure. As a percentage of total revenues, general and administrative expenses decreased to 57% in the third quarter of 1999 from 196% in the third quarter of 1998.

Amortization of goodwill and other merger and acquisition related costs:
Amortization of goodwill and other merger and acquisition related costs consist primarily of goodwill associated with the purchase of Magellan.

Interest income, net: Interest income decreased $197,000 to $15,000 in the third quarter of 1999 from $212,000 in the third quarter of 1998. The decrease is primarily the result of a decrease in average cash and cash equivalents to $1,718,000 during the third quarter of 1999 as compared to $15,646,000 during the third quarter of 1998.

Minority interest: Minority interest represents Tops' 49% interest in the losses of the joint venture, electronics.net, which is 51% owned by the Company and accounted for as a subsidiary in its consolidated financial statements.

Net loss: As a result of the factors discussed above, the Company reported a consolidated net loss of $2,162,000 during the third quarter of 1999 compared with a net loss of $1,153,000 during the third quarter of 1998. During the third quarter, the net loss per common share, basic and diluted was ($0.25) per share compared with a net loss of $(0.15) per share during the third quarter of 1998.

Pro forma results, reflecting the exclusion of amortization of goodwill and other merger and acquisition related costs are as follows:

                                                    Three Months   Three Months
                                                        Ended,         Ended,
                                                    September 30,  September 30,
                                                        1999           1998
                                                    -------------  -------------
  Pro forma net loss                                $ (1,412,000)  $ (1,153,000)
  Pro forma net loss per share, basic and diluted   $      (0.16)  $      (0.15)

The Company expects that it will continue to incur net losses and generate negative cash flow from operations for the foreseeable future as it continues to develop its business and no assurance can be given as to when, if at all, the Company will achieve profitability.

Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998.

Revenues: Total revenues increased 298% during the nine months ended September 30, 1999, or $4,438,000, to $5,930,000 as compared to $1,492,000 during the first nine months of 1998. This increase was primarily attributable to greater marketing efforts, an expanded customer base, repeat purchases from existing customers and strong sales of four products, which represented approximately 42% of total revenues for the nine months ended September 30, 1999. Advertising and set-up fees decreased by 57%, or $52,000, to $40,000 during the first nine months of 1999 from $92,000 during the first nine months of 1998, as a result of a decrease in emphasis on this revenue stream and an increased focus on the Company's merchandising strategies.

Cost of revenues: Costs of revenues increased by 299%, or $3,150,000, to $4,205,000 during the first nine months of 1999 from $1,055,000 during the first nine months of 1998. Gross profit margins remained unchanged at 29% for both the first nine months of 1999 and 1998. Gross profit margins have steadily improved throughout the first three quarters of 1999, beginning at 14% in the first quarter, rising to 30% in the second quarter and ending at 34% in the third quarter. This trend is primarily the result of improving merchandise mix and pricing resulting in a greater proportion of higher margin products, as well as a proportional decrease in shipping costs.

Sales and marketing: Sales and marketing increased by 14%, or $269,000, to $2,268,000 during the first nine months of 1999 from $1,999,000 during the first nine months of 1998. As a percentage of total revenues, sales and marketing expenses decreased to 38% during the first nine months of 1999 from 134% during the first nine months of 1998, reflecting the Company's strategy of continuously evaluating the productivity and return on investment of its marketing expenditures. The Company expects to increase such advertising and marketing expenditures significantly in the fourth quarter of 1999.

General and administrative: General and administrative expenses increased by 94%, or $2,321,000 to $4,804,000 during the first nine months of 1999 from $2,483,000 during the first nine months of 1998. The increase is primarily attributable to increased payroll related expenses, recruiting, legal and general corporate expenses to support the Company's increased infrastructure

Amortization of goodwill and other merger and acquisition related costs:
Amortization of goodwill and other merger and acquisition related costs consist primarily of goodwill associated with the purchase of Magellan.

Interest income, net: Interest income decreased $231,000 to $230,000 during the first nine months of 1999 from $461,000 during the first nine months of 1998. The decrease is primarily the result of a decrease in average cash and cash equivalents to $6,599,000 during the first nine months of 1999 as compared to $12,691,000 during the first nine months of 1998.

Minority interest: Minority interest represents Tops' 49% interest in the losses of the joint venture, electronics.net, which is 51% owned by the Company and accounted for as a subsidiary in its consolidated financial statements.

Net loss: As a result of the factors discussed above, the Company reported a consolidated net loss of $5,873,000 for the nine months ended September 30, 1999 as compared with a net loss of $3,584,000 during the first nine months of 1998. During the first nine months of 1999, the net loss per common share, basic and diluted was ($0.73) per share compared with a net loss of $(0.56) per share during the third quarter of 1998.

Pro forma results, reflecting the exclusion of amortization of goodwill and other merger and acquisition related costs are as follows:

                                                     Nine Months   Nine Months
                                                        Ended         Ended
                                                    September 30,  September 30,
                                                        1999           1998
                                                    -------------  ------------
  Pro forma net loss                                $ (4,864,000)  $ (3,584,000)
  Pro forma net loss per share, basic and diluted   $      (0.61)  $      (0.56)

The Company expects that it will continue to incur net losses and generate negative cash flow from operations for the foreseeable future as it continues to develop its business and no assurance can be given as to when, if at all, the Company will achieve profitability.

Liquidity and Capital Resources

      On September 30, 1999 the Company completed a private placement of equity securities raising gross proceeds of $5.1 million. The financing involved the issuance of 784,616 shares of common stock at $6.50 per share and warrants to purchase an aggregate of 156,922 shares of common stock at an exercise price of $7.50 per share. The sale price of the Company's common stock and the exercise price of the warrants issued in the private placement were both higher than the last reported sale price of $5.81 on the Nasdaq National Market on September 30, 1999. As part of the financing another class of warrants was issued. These warrants provide the investors with the right to receive additional shares if the price of the Company's stock trades below certain levels. During each of three consecutive 22 business day periods, after the effective date of a registration statement filed with the SEC, a formula is applied to one-third of the shares sold. That formula is based on determining the average of the twelve lowest closing bid prices in the 22 business day period. This average lowest bid price is divided into a number equal to one-third of the shares sold multiplied by the difference between $7.56 and the average lowest bid price. If the average lowest bid price is higher than $7.56 no additional shares will be issued. If the average lowest bid price is less than $5.00 the Company has the option to pay the cash economic equivalent instead of issuing shares. The Company agreed to register with the SEC, at the Company's expense, on a Form S-3, the resale of the 784,616 shares sold in addition to the shares underlying the warrants. None of the investors, together with any affiliate thereof, may beneficially own shares in excess of 4.999% of the outstanding shares of common stock following such conversion. Such restrictions may be waived by each selling stockholder as to itself upon not less than 61 days' notice to the company. The Company is obligated to use its best efforts to keep the Form S-3 effective for up to two years. The Company will incur substantial penalties if it fails to meet these obligations.

      Net cash used in operations increased $1,912,000 to $4,934,000 during the first nine months of 1999 from $3,022,000 during the first nine months of 1998. The net use of cash in operations in the current period is primarily attributed to current period net losses of $5,873,000. Increases in inventories and accounts receivable totaling $1,130,000 were largely offset by increases in accounts payable and accrued liabilities totaling $817,000, during the first nine months of 1999. Inventories increased $517,000 as the Company continued stocking is new distribution and fulfillment center and began preparing for the fourth quarter holiday selling season. Accounts receivable increased $613,000 reflecting both the significant period over period sales increase as well as the effect of a customer installment payment plan on one of the Company's most significant products. The increase in accounts payable and accrued liabilities reflects the increase in inventory as well as an increased focus on cash management.

      Net cash used in investing activities during the first nine months of 1999 was $7,096,000 as compared to $1,960,000 in the same period of the prior year. The current periods use of cash was primarily for two purposes. The first consisted of $438,000 in purchases of property and equipment, primarily for computer equipment and software to support the Company's expansion and increased infrastructure. The second consisted of $6,658,000 related to business acquisitions, primarily Magellan, $361,000 of which relates to earn-out payments paid to the former shareholders of Magellan during the third quarter of 1999. Earn-out payments are required to be paid to these former shareholders, as part of the purchase agreement, based upon the profitability of a particular product. As of September 30, 1999 $102,000 in earn-out payments are due to be paid in the fourth quarter of 1999 to these former shareholders, and are reflected in the accompanying consolidated balance sheets as Acquisition related payable.

      On March 26, 1998, the Company completed its initial public offering ("IPO") of 3,220,000 shares of Common Stock at a price of $6.50 per share. Net proceeds from the IPO, net of underwriting discounts and offering costs, were $18,749,000. Prior to the IPO, the Company had financed its operations primarily from capital contributions from private investors. At September 30, 1999, the Company had cash and cash equivalents of $5,714,000, positive working capital of $2,945,000, stockholders' equity of $18,736,000 and no debt. The Company believes that its existing capital resources will enable it to maintain its operations at existing levels at least through the first quarter of 2000. The Company also has the option available to it, through the mutual agreement of the Company and the investors in the September 30, 1999 private placement, to raise an additional $9.9 million of equity financing. The Company is also considering additional debt and/or equity financing through a public offering or other private placements. There can be no assurance that any additional financing or other sources of capital will be available to the Company upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, financial condition and operating results, its ability to continue operating at existing levels, and significantly slow the pace of both customer and revenue growth.

Subsequent event

      In October 1999 Tops Appliance City, Inc. (TOPS), the Company's joint venture partner in electronics.net LLC, announced that it was discontinuing the sale of consumer electronics products. The products which are currently offered by electronics.net are obtained from TOPS. We believe that electronics.net will have sufficient inventory available to it from TOPS to fulfill customer orders over the near term, however, the Company is currently considering long term alternatives for electronics.net including alternative supplier arrangements.

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

      From the effective date of the Registration Statement through September 30, 1999 the Company used the following amounts from the net offering proceeds for the purposes set forth below:

    Construction of plant                                            $        --
    Building, facilities and leasehold improvements                  $   349,000
    Purchase and installation of machinery, equipment and software   $ 1,999,000
    Purchase of real estate                                          $        --
    Acquisitions of other businesses                                 $ 6,658,000
    Repayment of indebtedness                                        $   500,000
    Working capital                                                  $ 9,243,000
    Temporary investments                                            $        --

Acquisitions of other businesses relates primarily to the June 1, 1999 acquisition of The Magellan Group, Inc. ("Magellan"). Pursuant to this acquisition $2,740,000 has been paid to one of the two former shareholders of Magellan who is also currently a director of the Company.

      The use of proceeds set forth above does not represent a material change in the use of proceeds described in the Registration Statement.

      On September 30, 1999 the Company completed a private placement of equity securities raising gross proceeds of $5.1 million. The financing involved the issuance of 784,616 shares of common stock at $6.50 per share and warrants to purchase an aggregate of 156,922 shares of common stock at an exercise price of $7.50 per share. As part of the financing another class of warrants was issued. These warrants provide the investors with the right to receive additional shares if the price of the Company's stock trades below certain levels.

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

      3.2 Certificate of Amendment of The Certificate of Incorporation of Cybershop International, Inc. (Incorporated by reference to Exhibit
            3.2 of the Registrant's Report on Form 10Q for the fiscal quarter ended June 30, 1999. File No. 000-23901)

      By-Laws:

      3.3   By-Laws as currently in effect (Incorporated by reference to Exhibit
            3.2 to the Company's Registration Statement on Form S-1 (File No. 333-42707).

4.    Instruments defining the rights of security holders, including debentures:

      4.1 Form of Warrant dated September 30, 1999 issued to Strong River Investments, Inc. and Montrose Investments L.P. (Incorporated by reference to Exhibit 4 D to the Company's Registration Statement on Post Effective Amendment on Form S-3. File No. 333-75507).

      4.2 Form of Warrant dated September 30, 1999 issued to Strong River Investments, Inc. and Montrose Investments L.P. (Incorporated by reference to Exhibit 4 E to the Company's Registration Statement on Post Effective Amendment on Form S-3. File No. 333-75507).

10.   Material Contracts:

      10.1 Agreement and Plan of Merger by and among Cybershop International, Inc., MG Acquisition Corp., The Magellan Group, Inc., Ian S. Phillips and Howard J. Kuntz III dated as of June 1, 1999 (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K. File No. 0-23901)

      10.2 Employment Agreement dated June 1, 1999, by and between Ian S. Phillips and MG Acquisition Corp which is a wholly owned subsidiary of Cybershop International, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant's Report on Form 10Q for the fiscal quarter ended June 30, 1999. File No. 000-23901)

      10.3 Employment Agreement dated June 1, 1999, by and between Howard J. Kuntz III and MG Acquisition Corp which is a wholly owned subsidiary of Cybershop International, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant's Report on Form 10Q for the fiscal quarter ended June 30, 1999. File No. 000-23901)

      10.4 Securities Purchase Agreement dated September 30, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Filed herewith).

      10.5 Registration Rights Agreement dated September 30, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Filed herewith).

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

16.   Letter re change in accounting principles: None

19.   Report furnished to security holders: None

22.   Published report regarding matters submitted to vote of security holders:
      None

23.   Consents of Experts and Counsel: None

24.   Power of Attorney: None

27. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only (Filed herewith).

99.   Additional Exhibits: None

b.    Reports on Form 8-K, 1999:  None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: November 12, 1999         By: /s/ Jeffrey S. Tauber

                                    Jeffrey S. Tauber
                                    President, Chief Executive Officer and
                                    Chairman of the Board of Directors
                                    (Principal Executive Officer)


Date: November 12, 1999         By: /s/Jeffrey A. Leist

                                    Jeffrey A. Leist
                                    Senior Vice President and Chief Operating and Financial Officer
                                    (Principal Financial and Accounting Officer)

Exhibit Index

      10.4 Securities Purchase Agreement dated September 30, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Filed herewith).

      10.5 Registration Rights Agreement dated September 30, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Filed herewith).

      27    Financial Data Schedule.