Form 10-Q/A
period 1999-09-30
CYBERSHOP INTERNATIONAL INC
filed 2000-02-24
CIK 1051591

                                   FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

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

                         Commission File Number 0-23901

                               CYBERSHOP.COM, INC.

             (Exact name of registrant as specified in its charter)

                 Delaware                             13-3979226
          -----------------------               ---------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

            116 Newark Avenue, Jersey City, NJ              07302
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

                                 Yes /X/   No /_/

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

Overview

     The Company is an online and direct to consumer retailer. The flagship store located at www.cybershop.com (CyberShop) offers discounted designer and brand-name apparel, electronics, home accessories, toys, gifts and watches all at closeout prices. electronics.net, the Company's joint venture with Tops Appliance City (Tops), located at www.electronics.net (electronics.net) ,offers a broad assortment of consumer electronics, appliances and home office equipment for sale online.

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

Results of Operations

Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998.

Revenues: Revenue is comprised of sales of products, net of returns, outbound shipping and handling charges, advertising and vendor set-up fees. Total revenues increased 458% in the third quarter, or $2,288,000, to $2,788,000 as compared to $500,000 in the third quarter of 1998. This increase was primarily attributable to greater marketing efforts, an expanded customer base, repeat purchases from existing customers, acquisitions, and strong sales of four products, which represented approximately 45% of total revenues in the three months ended September 30, 1999. Advertising and set-up fees decreased by 73%, or $22,000, to $8,000 in the third quarter of 1999 from $30,000 in the third quarter of 1998, as a result of a decrease in emphasis on this revenue stream and an increased focus on the Company's merchandising strategies. Revenues attributable to CyberShop for the third quarter of 1999 totaled $358,000 as compared to $500,000 for the same period of 1998. Revenues attributable to electronics.net, the Company's joint venture with Tops, for the third quarter of 1999 totaled $504,000. electronics.net did not have revenues in the same period of the prior year as it did not begin operations until the fourth quarter of 1998. Revenues for Magellan were $1,926,000 for the third quarter of 1999.

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

     Pro forma results, reflecting the exclusion of amortization of goodwill and other merger and acquisition related costs are as follows:

                                                                  Three Months             Three Months
                                                                     Ended,                   Ended,
                                                                  September 30            September 30,
                                                                      1999                     1998
                                                               --------------------    -------------------
  Pro forma net loss                                           $  (1,412,000)              $  (1,153,000)
  Pro forma net loss per share, basic and diluted              $       (0.16)              $       (0.15)

     The Company expects that it will continue to incur net losses and generate negative cash flow from operations for the foreseeable future as it continues to develop its business and no assurance can be given as to when, if at all, the Company will achieve profitability.

Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998.

Revenues: Total revenues increased 298% during the nine months ended September 30, 1999, or $4,438,000, to $5,930,000 as compared to $1,492,000 during the first nine months of 1998. This increase was primarily attributable to greater marketing efforts, an expanded customer base, repeat purchases from existing customers and strong sales of four products, which represented approximately 42% of total revenues for the nine months ended September 30, 1999. Advertising and set-up fees decreased by 57%, or $52,000, to $40,000 during the first nine months of 1999 from $92,000 during the first nine months of 1998, as a result of a decrease in emphasis on this revenue stream and an increased focus on the Company's merchandising strategies. Revenues attributable to CyberShop for the nine months ended September 30, 1999 totaled $1,645,000 as compared to $1,492,000 for the same period of 1998. Revenues attributable to electronics.net, the Company's joint venture with Tops, for the nine months ended September 30, 1999 totaled $1,119,000. electronics.net did not have revenues in the same period of the prior year as it did not begin operations until the fourth quarter of 1998. Revenues for Magellan for the period beginning on the date of acquisition through September 30, 1999 were $3,166,000.

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

     Pro forma results, reflecting the exclusion of amortization of goodwill and other merger and acquisition related costs are as follows:

                                                                  Nine Months              Nine Months
                                                                     Ended,                   Ended,
                                                                  September 30            September 30,
                                                                      1999                    1998
                                                               --------------------    -------------------
  Pro forma net loss                                           $  (4,864,000)              $  (3,584,000)
  Pro forma net loss per share, basic and diluted              $       (0.61)              $       (0.56)

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

Date: February 24, 2000         By: /s/ Jeffrey S. Tauber

                                    Jeffrey S. Tauber
                                    President, Chief Executive Officer and
                                    Chairman of the Board of Directors
                                    (Principal Executive Officer)


Date: February 24, 2000         By: /s/ Jeffrey A. Leist

                                    Jeffrey A. Leist
                                    Senior Vice President and Chief Operating
                                      and Financial Officer
                                    (Principal Financial and Accounting Officer)