Form 10-K
period 1999-12-31
GSV INC
filed 2000-03-31
CIK 1051591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  F O R M 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF
                       THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 1999     Commission file number 000-23901
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to _________.


                           ---------------------------

                                    GSV, INC.
        (Formerly Cybershop International, Inc. and Cybershop.com, Inc.)
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

         Yes X   No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the registrant on March 9, 2000, was approximately $26,656,000. On such date, the last sale price of registrant's common stock was $2.906 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, officers and beneficial owners of in excess of 10% of the registrant's common stock have been excluded, except shares with respect to which such persons disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by registrant that such persons are, in fact, affiliates of registrant.

         Indicate number of shares outstanding of each of the registrant's classes of common stock, as of March 9, 2000.

                 Class                            Outstanding on March 9, 2000
                 -----                            ----------------------------
Common Stock, par value $.001 per share                    10,689,228

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                              Part of the Form 10-K into which
         Document                             the Document is Incorporated
         --------                             ----------------------------
Definitive Proxy Statement                    Part III, Items 10, 11, 12 and 13
For 2000 Annual Meeting of Stockholders

                                     PART I

This Annual Report on Form 10-K and the documents incorporated herein by reference of GSV, Inc. (referred to as the "Company") contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about the Company's industry, management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates,", "may", "will", "should", or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under " Risks Associated With New Business Strategy and Newly Acquired Business", as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1.  Business.

General Development of Business

         GSV, Inc. (formerly Cybershop International, Inc. and Cybershop.com, Inc.) and subsidiaries (the "Company") is an online consumer and direct response retailer, and in February of 2000 began implementing its new Internet incubator and investment operations. The Company was founded in 1994, and was incorporated in October, 1997 in the state of Delaware. Operations began in September 1995 over the Internet at its online retail department store operation cybershop.com, and, in November 1996 on AOL. Both stores operated as an online department store offering housewares, electronics, jewelry watches, gifts, gourmet food and more. In March of 1998 the Company completed its initial public offering ("IPO") of 3,220,000 shares of common stock, raising net proceeds of $18,749,000. During the fourth quarter of 1998 the Company began operating two more online stores, egift.com, a gift-oriented site, and electronics.net, a 51% owned joint venture offering electronics and appliances. During the fourth quarter of 1999 the remaining 49% interest in electronics.net was assigned to the Company by the other party to the joint venture, as described more fully below. During the second quarter of 1999, through the acquisition of The Magellan Group, Inc. ("Magellan"), the Company began operating its Tools for Living division. Tools for Living offers high quality merchandise in the personal care, health and home accessories categories as promoted through direct response print media campaigns in national consumer magazines and through its website www.toolsforliving.com. In February of 2000 the Company announced a change in its core strategy to an Internet incubator and investment model, and simultaneously announced its intention to discontinue the operations of its remaining operating divisions with the exception of Tools for Living.

         Through its Internet incubator and investment operations, the results of which will be reflected in the Company's year 2000 operating results, the Company aims to identify and develop attractive early stage Internet companies, and to provide these companies, as needed, with management, marketing, financing (including early stage seed capital), human resources, accounting resources, use of its facilities and its extensive expertise in business development. In exchange for these services the Company will seek equity positions in these companies commensurate with the level and nature of services provided and the stage of their development.

         In order to more appropriately reflect its change in core strategy , in March of 2000 the Company changed its name to GSV, Inc.

         The Company's principal executive offices are located at 116 Newark Avenue, Jersey City, New Jersey, 07302.

Financial information about segments

         Through December 31, 1999, the Company operated in one business segment only. As a result of the Company's decision, in February 2000, to discontinue certain operations, and begin implementing its new Internet incubator and investment operations, in February 2000 it began operating in more than one business segment.


Narrative description of business

         In February of 2000 the Company announced a change in its core strategy to an Internet incubator and investment model, and simultaneously announced its intention to discontinue the operations of its remaining operations with the exception of Tools for Living.

Internet Incubator and Investment Strategy

         Through its Internet incubator and investment operations, the results of which will be reflected in the Company's year 2000 operating results, the Company aims to identify and develop attractive early stage Internet companies, and to provide these companies, as needed, with management, marketing, financing (including early stage seed capital), human resources, accounting resources, use of its facilities and its extensive expertise in business development. In exchange for these services the Company will seek equity positions in these companies commensurate with the level and nature of services provided and the stage of their development.

Tools for Living

         Effective June 1, 1999 the Company acquired all of the outstanding common stock of Magellan, in exchange for 1,000,000 shares of the Company's common stock and $5,000,000 in cash. Through its acquisition of Magellan, the Company began operating its Tools for Living division.

         Tools for Living sells high quality, branded and unique products through traditional direct marketing channels and through its website www.toolsforliving.com. Tools for Living's print advertising appears in many of the nation's leading magazines and newspapers. Reaching about 275 million readers each month, Tools for Living's advertising appears in Time, People, Newsweek, U.S. News, Better Homes & Gardens, Popular Mechanics, Popular Science, Smithsonian, Parade and USA Weekend to name a few. Customers may order products via phone, mail or the Internet.

         Tools for Living's advertisements usually contain between one and five products and attempt to provide the consumer with a very informative and detailed description of the products offered. The advertisements are developed and designed internally and are subject to a multi-level review and approval process. Each advertisement is market tested through a limited circulation, and test results must indicate a sufficient level of projected demand to support the products being offered. Tools for Living's web site offers a full range of products conveniently organized under the categories of Health and Exercise, Personal Care, Products for the Home, Watches, Gadgets and Gizmos, and Beauty. Products chosen for promotion through direct marketing channels and through toolsforliving.com, usually are not widely distributed in mass channels, and are often unique and innovative in nature. Many of the products marketed by Tools for Living are exclusive in the media chosen. Full commitments to market products are made only after full consideration is given to the direct marketing test results, margin contribution of the particular products or products and the fulfillment characteristics of those products.

         The profitability of Tools for Living's business is highly dependent on its ability to actively monitor and manage controllable costs. To allow for variations in order volume, fulfillment and warehouse demands, characteristic of the business of Tools for Living, Tools for Living utilizes third party contract fulfillment services providing complete customer service, pick pack and ship and warehousing services. These services are provided by Stark Brothers Fulfillment Services ("Stark"), a division of Foster and Gallagher, and are located in Louisiana Missouri. Stark has the capacity to ship well in excess of 1,000,000 packages annually which is currently more than sufficient to accommodate Tools for Living's current and near-term projected order volume.

         Through Stark's representatives, customer service representatives are available 24-hours, seven days a week, throughout the entire year. Customer service representatives are provided detailed product information, and samples of the products offered, and have full access to the details of each customer's individual order and their order history. All customer orders, either through direct response or via the web site, are processed by Stark's representatives. Stark utilizes Sigma Micro, a state of the art sales order processing, fulfillment, warehousing and reporting application. Square footage of storage capacity available to the Company is in excess of the Company's requirements. Most packages are shipped within 48-hours of receipt of the customers orders. Stark utilizes United States Postal Service ("USPS") and United Parcel Service ("UPS") as primary means of shipping packages to customers, and will utilize the most efficient means to deliver the customer orders depending on the services provided by either USPS or UPS.

Cybershop.com and electronics.net

Up until February 2000, the Company's operations had included its Cybershop.com division and electronics.net, its joint venture with Tops Applicance City, Inc. ("TOPS"). The Cybershop.com division consisted of an online and direct market retail operation, whose online operations consisted of the cybershop.com web site, and, through the first quarter of 1999, the egift.com website, and the cybershop.com store located in the Department store area of the AOL shopping channel. The Cybershop.com division offered discounted, or "off-price", quality brand-name apparel, appliances, gifts, home accessories, toys, games, and watches. The web sites offered high quality color pictures and detailed information and recommendations conveniently organized by brand and category. The products offered through the Cybershop.com division were promoted in part through strategic alliances with other online companies such as America Online, MSN, Excite and Yahoo!, whereby marketing and promotional agreements would be entered into to promote the Company's products on these companies web sites. Additionally, the Company engaged in direct marketing techniques to promote Cybershop.com's products, through advertisement in major print publications containing pictures and detailed descriptions of the products offered. In October of 1998, the Company launched electronics.net, which shifted the focus of electronics from the Cybershop.com web site to the electronics.net site. Historically, prior to this time, sales of electronics accounted for between 25% and 35% of Cybershop.com's revenues. Electronics.net offered a wide selection of brand name electronic merchandise, including television and video equipment, home and car audio equipment, home appliances, home office equipment and related accessories. electronics.net's products were promoted through strategic alliances with other online companies such as Yahoo! and MSN, and the domain name www.electronics.net would appear in advertisements placed by TOPS and was imprinted on the TOPS trucks used to transport product.

         Both the Cybershop.com and electronic.net operations utilized proprietary technology developed for use in the online operations consisting of a publishing system containing information about all items in the online stores, including retail price, cost, color and size characteristics, which when the products were available would be published to the web sites. In addition, both third party and proprietary systems were utilized in the order taking and fulfillment process functions.

         As a result of the Company's decision to cease these operations, it entered into negotiations to sell the majority of the operating assets of electronics.net to two former executives of the Company, and in March 2000 sold the cybershop.com domain name and customer lists in exchange for (i) $100,000 in cash and (ii) equity in a privately owned company valued at approximately $900,000.

Employees

         As of December 31, 1999 the Company had thirty-seven full-time employees (including management), including 17 in operations and development, seven in merchandising and marketing, six in customer service and seven in general and administrative. As of December 31, 1999, the Company also had three part-time employees focused on customer service. The Company's employees are not represented by any collective bargaining organization. The Company has never experienced work stoppage and considers relations with its employees to be good. Subsequent to the change of the Company's operations in February 2000, the number of full-time employees (including management) was reduced to 11.

Trademarks and Patents

         GSV, and CyberShop (and its related logo) are United States service marks of the Company. In addition, the Company has filed intent to use applications with the United States Patent and Trademark Office for the following trademarks and/or service marks: the @home department store, egift.com, electronics.net and Gifts Wrapped & Ready. Any other trade names, trademarks or service marks appearing in this Annual Report are the property of their respective owners and are not the property of the Company.


Risks Associated With New Business Strategy and Newly Acquired Business

Internet Incubator and Investment Strategy

         The Company recently refocused the core business strategy to an Internet incubator and investment model, from an online retailing model. The Company doesn't know whether this strategy will be successful.

         The Company expects that its future Internet incubator partner companies will be in the early stages of development and will have limited or no revenues. Because these companies, even if successful, typically generate significant losses while they grow, the Company does not expect its partner companies to generate income for the foreseeable future, and they may never generate income. Further, the income, if any, generated by partner companies will be offset by the losses of other partner companies. Moreover, the Company's continuing acquisitions of interests in, and establishment of, early stage partner companies may further delay or prevent profitability. In addition, the Company expects its expenses to increase significantly as it develops the infrastructure necessary to implement its new business strategy.

         The success of the Company's Internet incubator and investment operation depends on its ability to identify opportunities to acquire interests in and to successfully negotiate the terms of any investments it makes. The Company is currently in active discussions with potential partner companies, but does not have plans to acquire interests in or establish a specific number of new partner companies or to commit a target amount of capital to these transactions. Instead, it continuously seeks to identify opportunities suitable for its business strategy. The Company's management may fail to properly identify partner companies in which to acquire interests or to establish and effectively complete these transactions.

         The Company faces intense competition from traditional venture capital firms, companies with business strategies similar to its own, corporate strategic investors and other capital. Competitors with business strategies similar to the Company's own include publicly-held CMGI, Internet Capital Group and Safeguard Scientifics, Divine Interventures as well as Idealab! and other private companies. Many of the Company's competitors have more experience identifying and acquiring interests in businesses and have greater financial and management resources, brand name recognition and industry contacts than it does. This intense competition could limit the Company's opportunities to acquire interests in partner companies or force the Company to pay higher prices to acquire these interests, which would result in lower returns or losses on acquisitions. In addition, some of the Company's competitors, including venture capital firms, private companies with business strategies similar to the Company's and corporate strategic investors, may have a competitive advantage over the Company because they have more flexibility in structuring acquisitions in partner companies as they do not need to acquire majority or controlling interests in companies to avoid regulation under the Investment Company Act
(see below).

         The Company may incur significant costs to avoid investment company status and may suffer other adverse consequences if deemed to be an investment company under the Investment Company Act of 1940. The Company may incur significant costs to avoid investment company status and may suffer adverse consequences if deemed to be an investment company. Some equity investments in other businesses made by the Company may constitute investment securities under the 1940 Act.

         The Company may issue shares of its common stock or other equity securities convertible into our common stock, in the future to raise capital to carry out its Internet incubator and investment strategy. The Company may also issue these shares or convertible securities as consideration in acquisitions of interests of partner companies. These issuances may cause further dilution to the Company's stockholders.

Tools for Living

         A significant portion of the revenues associated with the Company's Tools for Living division are derived through direct response print advertisements placed in national consumer magazines. Each advertisement identifies a limited number of products, from one to eight, depending on the size of the advertisement. Accordingly, Tools for Living's revenues are dependent upon, and may fluctuate materially, based upon, the Company's ability to successfully obtain cost effective advertising in sufficient quantities, and in appropriate channels, to support the Company's product offerings. Tools for Living's revenues are dependent upon, and may fluctuate, based upon, the Company's ability to successfully obtain appropriate merchandise, which can be sold at margins sufficient to absorb the cost of promoting the product. During fiscal 1999 sales of one product accounted for approximately 48% of consolidated revenues.

         From time to time Tools for Living may experience significant short term cash constraints due to the timing of cash payments made in advance to reserve advertising space before the advertisement is published, make cash payments to purchase the applicable product, and the receipt of cash from customers who elect to use the installment payment plan to purchase the Company's products. These cash constraints may impair Tools for Livings ability to secure advertising and merchandise at sufficient volumes and in a timely manner, consequently impairing Tools for Livings ability to generate revenues.

         Tools for Living operates in a highly competitive environment. Competition comes a variety of sources including catalogers, other direct marketers and Internet retailers, and department stores. Many competitors are larger companies with greater financial resources, a wider selection of merchandise and a greater inventory availability. Increased competition may adversely affect Tools for Living's business and operating results.

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

         In the second quarter of 1999 the Company began storing and shipping certain products at a third party warehouse facility in Louisiana, Missouri.


Item 3. Legal Proceedings.

         In March 2000, eight purported class actions entitled Ames v. Cybershop, Ezeir v. Cybershop, Fuechtman v. Cybershop, Kaufman v. Cybershop, Goldenberg v. Cybershop, Marino v. Cybershop, Waldarman v. Cybershop and Page v. Cybershop were filed in the United States District Court for the District of New Jersey against the Company and certain of its current and former officers and directors. The complaints in those actions allege that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making or causing the Company to make materially false and misleading statements about the Company. The Company intends to vigorously defend these actions.


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

Fiscal Year                              1999                       1998
                                   High          Low         High          Low
                                   ----          ---         ----          ---
First Quarter  (1)               $15.750       $6.125      $12.625       $7.000
Second Quarter                    17.500        6.125       28.250        9.000
Third Quarter                      9.938        5.125       17.250        2.813
Fourth Quarter                    14.750        5.125       30.000        2.750

(1) The first quarter of fiscal 1998 contained the trading days between March 23, 1998 through March 31, 1998.

         Holders.

         As of March 9, 2000, 10,689,228 shares of Common Stock were issued and were held of record by 89 persons, including several holders who are nominees for an undetermined number of beneficial owners. The Company believes that there are approximately 14,100 beneficial owners of Common Stock.

         Dividends.

         The Company has not declared or paid any cash dividends on its shares of capital stock and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of the Board of Directors to retain earnings, if any.

Recent Sales of Unregistered Securities

         On September 30, 1999, the Company completed a private placement of equity securities raising gross proceeds of $5.1 million. The financing involved the issuance of 784,616 shares of common stock at $6.50 per share and warrants to purchase an aggregate of 156,922 shares of common stock at an exercise price of $7.50 per share. As part of the financing another class of warrants was issued ("September adjustable common stock warrants"). The September adjustable common stock warrants provide the investors with the right to receive additional shares if the price of the Company's stock trades below certain levels. In November 1999, 43,668 shares of common stock were issued by the Company to the investors upon exercise of all of the September adjustable common stock warrants.

         On December 8, 1999, the Company completed a private placement of equity securities raising gross proceeds of $6.0 million. The financing involved the issuance of 528,634 shares of common stock at $11.35 per share and warrants to purchase an aggregate of 237,886 shares of common stock at an exercise price of $12.00 per share. As part of the financing another class of warrants was issued ("December adjustable common stock warrants"). The December adjustable common stock warrants provide the investors with the right to receive additional shares if the price of the Company's stock trades below certain levels. In February 2000, 613,486 shares of common stock were issued by the Company to the investors upon exercise of all of the December adjustable common stock warrants.

Item 6.  Selected Financial Data.

         The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.


For the year ended December 31,                      1999           1998           1997          1996         1995
                                                -------------   ------------    -----------   ----------    ---------
Revenues:
  Product sales                                 $   7,019,000   $    222,000    $        --   $       --    $      --
  Advertising & set up fees                                --          5,000             --           --           --
                                                -------------   ------------    -----------   ----------    ---------
    Total revenues                                  7,019,000        227,000             --           --           --
Cost of revenues                                    3,796,000        233,000             --           --           --
                                                -------------   ------------    -----------   ----------    ---------
Gross profit                                        3,223,000        (6,000)             --           --           --
Operating expenses:
  Sales and marketing                               2,432,000        314,000             --           --           --
  General and administrative                        4,240,000      2,236,000        456,000      171,000       49,000
  Amortization of goodwill and other
  merger and acquisition related costs (1)          1,733,000             --             --           --           --
                                                -------------   ------------    -----------   ----------    ---------
    Total operating expenses                        8,405,000      2,550,000        456,000      171,000       49,000
                                                -------------   ------------    -----------   ----------    ---------
Loss from continuing operations before
Interest income and minority interest              (5,182,000)    (2,556,000)      (456,000)    (171,000)     (49,000)
Interest income, net                                  245,000        619,000         17,000        3,000        6,000
Minority interest                                     482,000        385,000             --           --           --
                                                -------------   ------------    -----------   ----------    ---------
Loss from continuing operations                    (4,455,000)    (1,552,000)      (439,000)    (168,000)     (43,000)
Discontinued operations:  (2)
  Loss from operations                             (5,379,000)    (6,415,000)    (1,367,000)    (482,000)    (598,000)
  Estimated loss on disposal                         (435,000)            --             --           --           --
                                                -------------   ------------    -----------   ----------    ---------

    Total discontinued operations                  (5,814,000)    (6,415,000)    (1,367,000)    (482,000)    (598,000)
                                                -------------   ------------    -----------   ----------    ---------
Net loss (1)                                    $ (10,269,000)  $ (7,967,000)   $(1,806,000)  $ (650,000)   $(641,000)
                                                =============   ============    ===========   ==========    =========

Basic and diluted net loss per common
share:  (3)
loss per common share from continuing
operations                                      $       (0.53)  $      (0.23)   $     (0.12)  $    (0.05)   $   (0.01)
Effect of adjustable common stock warrants              (0.05)            --             --           --           --
                                                -------------   ------------    -----------   ----------    ---------
loss per common share from continuing
operations including effect of adjustable
common stock warrants                                   (0.58)         (0.23)         (0.12)       (0.05)       (0.01)
loss per common share from discontinued
operations                                              (0.64)         (0.96)         (0.36)       (0.16)       (0.21)
loss per common share from estimated loss
on discontinued operations                              (0.05)            --             --           --           --
                                                -------------   ------------    -----------   ----------    ---------
Net loss per common share including effect of
adjustable common stock warrants                $       (1.27)  $      (1.19)   $     (0.48)  $    (0.21)   $   (0.22)
                                                =============   ============    ===========   ==========    =========
Weighted average common shares outstanding,
basic and diluted                                   8,393,000      6,676,000      3,781,000    3,096,000    2,873,000

(1) See note 3 of Notes to Consolidated Financial Statements
(2) See notes 1 and 4 of Notes to Consolidated Financial Statements
(3) See note 2 of Notes to Consolidated Financial Statements

As of December 31,                                   1999           1998            1997          1996         1995
                                                -------------   ------------    -----------     ---------    ----------
 Consolidated Balance Sheet Data:
 Cash and cash equivalents                       $  8,471,000   $ 12,285,000    $   787,000    $  510,000   $  111,000
 Working capital (deficit)                          5,492,000      8,793,000       (328,000)      143,000     (182,000)
 Total assets                                      25,683,000     15,471,000      1,227,000       670,000      332,000
 Stockholders' equity (deficit)                    20,282,000     10,988,000         (5,000)      251,000      (99,000)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor for Forward-Looking Statements

         From time to time, the Company may publish statements which are not historical fact, but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," "will," "expect," "anticipate," "intend," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, those set forth under "Overview" and "Liquidity and Capital Resources" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its key markets, the intensely competitive on-line commerce environment, the Company's dependence on its strategic alliances and key suppliers and distributors, and the risks associated with capacity constraints, systems development, the management of growth, the inherent risks and uncertainties of litigation, the risks of new business areas, as well as such risks (or others) that exist to any portfolio company in which the Company invests. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the facts set forth in other reports or documents that the Company has filed or files from time to time with the SEC.

Overview

         GSV, Inc. (formerly Cybershop International, Inc. and Cybershop.com, Inc.) and subsidiaries (the "Company") is a direct response and online consumer retailer, and in February of 2000 began implementing its new Internet incubator and investment operations. The Company was founded in 1994 and began operating its online retail department store operation Cybershop.com in September 1995 through its store on the Internet and, in November 1996, on AOL. Both stores operated as an online department store offering housewares, electronics, jewelry watches, gifts, gourmet food and more. In March of 1998 the Company completed its initial public offering ("IPO") of 3,220,000 shares of common stock, raising net proceeds of $18,749,000. During the fourth quarter of 1998 the Company began operating two more online stores, egift.com, a gift-oriented site, and electronics.net, a 51% owned joint venture offering electronics and appliances. During the fourth quarter of 1999 the remaining 49% interest in electronics.net was assigned to the Company by the other party to the joint venture, as described more fully below. During the second quarter of 1999, through the acquisition of The Magellan Group, Inc. ("Magellan"), the Company began operating its Tools for Living division. Tools for Living offers high quality merchandise in the personal care, health and home accessories categories as promoted through direct response print media campaigns in national consumer magazines as well as through its web site. In February of 2000 the Company announced a change in its core strategy to an Internet incubator and investment model, and simultaneously announced its intention to discontinue the operations of its remaining operating divisions with the exception of Tools for Living. The discontinued operations are described more fully below.

         Through its Internet incubator and investment operations, the results of which will be reflected in the Company's year 2000 operating results, the Company aims to identify and develop attractive early stage Internet companies, and to provide these companies, as needed, with management, marketing, financing (including early stage seed capital), human resources, accounting resources, use of its facilities and its extensive expertise in business development. In exchange for these services the Company will seek equity positions in these companies commensurate with the level and nature of services provided and the stage of their development.

         In order to more appropriately reflect its change in core strategy , in March of 2000 the Company changed its name to GSV, Inc.


Results of Operations

         As discussed below, under Discontinued Operations, the following discussion of results of operations reflect the results of the Company's Tools for Living division and electronics.net, as well as general corporate operations as continuing operations, and the results of the Cybershop.com division have been reflected as discontinued operations, for all periods presented.


Fiscal Year Ended December 31, 1999 compared to Fiscal Year Ended December 31, 1998

         Revenues. Revenue is primarily comprised of sales of products offered through advertisements placed in major national print publications as well as through the Company's online stores. Total revenues increased by 2992% or $6,792,000, from $227,000 in 1998 to $7,019,000 in 1999. This increase was primarily attributable to the acquisition of Magellan and the establishment of the Tools for Living division which contributed $5,298,000 or 75% of total revenues in 1999, and also to the growth of electronics.net which began operations in the fourth quarter of 1998 and represented all of the revenues for that year. Electronics.net contributed $1,721,000 or 25% of total revenues in 1999. During 1999 sales of one product accounted for approximately 48% of total revenues.

         Cost of Revenues. Cost of revenues consists primarily of the cost of products sold to customers, including shipping costs. Costs of revenues increased by 1529%, or $3,563,000, from $233,000 in 1998 to $3,796,000 in 1999, primarily due to the increased revenues associated with the Tools for Living division as well as the growth in revenues of electronics.net. Gross profit margins were 45.9% in 1999 compared to (2.6%) in 1998. The increase from 1998 to 1999 is primarily attributed to a more favorable product mix in the current year as compared to the prior year which contained traditionally lower margin consumer electronics.

         Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising, fulfillment, promotional costs and related payroll expenses. Sales and marketing increased 675%, or $2,118,000, from $314,000 in 1998 to $2,432,000 in 1999. The increase was primarily due to expenditures made to drive revenues at the Tools for Living division and to sustain the growth of electronics.net. As a percentage of total revenues, sales and marketing expenses were 35% in 1999 as compared to 138% in 1998. The increased efficiencies in 1999 are due to the startup nature of electronics.net in 1998, as compared to 1999, which contained the more mature business of Tools for Living and the later maturing of electronics.net.

         General and Administrative Expenses. General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees and other general corporate expenses. General and administrative expenses increased 90%, or $2,004,000 from $2,236,000 in 1998 to $4,240,000 in
1999. The increase was primarily due to increased general corporate overhead, expenditures necessary to support the growth of electronics.net, and also expenditures present in 1999 related to the Tools for Living division. As a percentage of total revenues, general and administrative expenses were 60% in 1999 as compared to 985% in 1998. The increased efficiencies in 1999 are due to increased revenues of electronics.net in 1999, as compared to the startup nature of electronics.net in 1998, and the acquisition of the more mature business of Tools for Living.

         Amortization of goodwill and other merger and acquisition related costs. Amortization of goodwill and other merger and acquisition related costs of $1,733,000 in 1999 consists primarily of goodwill associated with the purchase of Magellan which is being amortized on a straight line basis over five years.

         Interest Income net. Interest income decreased $374,000 from $619,000 in 1998 to $245,000 in 1999. The decrease is primarily the result of a decrease in average cash and cash equivalents to $6,132,000 in 1999 from $12,610,000 in 1998.

         Minority Interest. Minority interest represents 49% of the net losses of the joint venture, electronics.net. Minority interest increased $97,000, from $385,000 in 1998, to $482,000 in 1999.

         Net Losses. Loss from continuing operations increased by $2,903,000 from $1,552,000 in 1998, or ($0.23) per basic and diluted common share, to $4,455,000 in 1999, or ($0.53) per basic and diluted common share. After the effect of adjustable common stock warrants, as explained further below, loss per common share from continuing operations was ($0.58) in 1999. Net loss increased by $2,302,000 from $7,967,000 in 1998, or ($1.19) per basic and diluted common share, to $10,269,000 in 1999, or ($1.22) per basic and diluted common share. After the effect of adjustable common stock warrants net loss per common share was ($1.27) in 1999.


Fiscal Year Ended December 31, 1998 Compared to Fiscal Year Ended December 31, 1997

         Revenues. Total revenues in 1998 were $222,000, which consisted solely of the revenues associated with electronics.net which began operations in the fourth quarter of 1998. Consequently 1997 did not have revenues.

         Cost of Revenues. Cost of revenues in 1998 were $233,000, which consisted solely of the cost of product sold through electronics.net. Consequently, 1997 did not have cost of revenues. Gross profit margins in 1998 were (2.6%) reflecting traditionally lower margin consumer electronics, higher than anticipated shipping costs, and aggressive pricing as part of an overall customer acquisition strategy.

         Sales and Marketing Expenses. Sales and marketing expenses in 1998 were $314,000, which reflect the startup of electronics.net.

         General and Administrative Expenses. General and administrative expenses increased 390%, or $1,780,000 from $456,000 in 1997 to $2,236,000 in
1998. The increase was primarily due to increased general corporate overhead as the Company began building infrastructure subsequent to its IPO in March of 1998, as well as expenditures necessary to support the startup of electronics.net.

         Interest Income, net. The increase from 1997 to 1998 is primarily due to the interest income earned on the remaining net proceeds from the Company's IPO in March 1998.

         Minority Interest. Minority interest of $385,000 in 1998 represents 49% of the net loss of the joint venture, electronics.net.

         Net Losses. Loss from continuing operations increased by $1,113,000 from $439,000 in 1997, or ($0.12) per basic and diluted common share, to $1,552,000 in 1998, or ($0.23) per basic and diluted common share. Net loss increased by $6,161,000 from $1,806,000 in 1997, or ($0.48) per basic and diluted common share, to $7,967,000 in 1998, or ($1.19) per basic and diluted common share.


Selected Quarterly Results of Operations

         The following table sets forth unaudited quarterly results of operations for each of the Company's last eight fiscal quarters. In the opinion of the Company's management, this unaudited quarterly information has been prepared on a basis consistent with the Company's audited consolidated financial statements and includes all adjustments (consisting of normal and recurring adjustments) that management considers necessary for a fair presentation of the data. These quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                          Three Months Ended (Dollars in Thousands, except per share amounts)
                                ---------------------------------------------------------------------------------------
                                 Mar. 31,    June 30,   Sept. 30,   Dec. 31,   Mar. 31,  June 30,    Sept.      Dec. 31,
                                  1998        1998        1998       1998        1999      1999     30, 1999      1999
                                --------    ---------   ---------  ---------   --------  --------   --------    --------
Total revenues                    $   --    $    --     $    --    $   227     $   326   $  1,529   $  2,427    $ 2,737

Gross profit                          --         --          --         (6)        (16)       849      1,279       1,111

Loss from continuing
operations                          (167)      (108)       (310)      (967)       (663)      (478)    (1,101)     (2,213)

Loss from discontinued
operations                          (617)    (1,539)       (843)    (3,416)     (1,175)    (1,395)    (1,062)     (1,747)

Estimated loss on disposal of
discontinued operations               --         --          --         --          --         --         --        (435)

Net loss                            (784)    (1,647)     (1,153)    (4,383)     (1,838)    (1,873)    (2,163)     (4,395)

loss per basic and diluted
common share from continuing
operations before the effect
of adjustable common stock
warrants                           (0.04)     (0.01)      (0.04)     (0.13)      (0.09)     (0.06)     (0.13)      (0.23)

loss per basic and diluted
common share from continuing
operations including effect
of adjustable common stock
warrants                           (0.04)     (0.01)      (0.04)     (0.13)      (0.09)     (0.06)     (0.13)      (0.27)

loss per basic and diluted
common share from discontinued
operations                         (0.14)     (0.21)      (0.11)     (0.46)      (0.16)     (0.18)     (0.12)      (0.18)

loss per basic and
diluted common share from
disposal of discontinued
operations                            --         --          --         --          --         --         --       (0.05)

Net loss per basic and
diluted common share before
the effect of adjustable
common stock warrants              (0.18)     (0.22)      (0.15)     (0.59)      (0.25)     (0.24)     (0.25)      (0.46)

Net loss per basic and
diluted common share
including the effect of
adjustable common stock
warrants                           (0.18)     (0.22)      (0.15)     (0.59)      (0.25)     (0.24)     (0.25)      (0.50)



         As a result of the acquisition of Dealaday, Inc, as discussed below, which was accounted for as a pooling of interests, net losses for the three months ended March 31, 1998, June 30, 1998, September 30, 1998 and December 31, 1998 include the net losses of Dealaday in loss from discontinued operations in the amounts of $9,000, $27,000, $35,000 and $8,000, respectively.

         In calculating the effect on the basic and diluted net loss per common share calculation, of the common stock issued as a result of the adjustable common stock warrants exercised by the parties to the September 30, 1999 private placement, as described further below, the market value of the Company's common stock on the last day of the first of the three adjustment periods, of $9.19, was multiplied by the number of common shares issued upon exercise of these warrants, resulting in a valuation for loss per common share purposes of $401,000.


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

         On September 30, 1999 the Company completed a private placement of equity securities raising gross proceeds of $5.1 million. The financing involved the issuance of 784,616 shares of common stock at $6.50 per share and warrants to purchase an aggregate of 156,922 shares of common stock at an exercise price of $7.50 per share with a term expiring on September 30, 2004. The sale price of the Company's common stock and the exercise price of the warrants issued in the private placement were both higher than the last reported sale price of $5.81 on the Nasdaq National Market on September 30, 1999. As part of the financing another class of warrants were issued ("September adjustable common stock warrants"). These warrants provided the investors with the right to receive additional shares at an exercise price of $.001 per share if the price of the Company's stock traded below certain levels during 22 consecutive business days ("adjustment period"), after the effective date of a registration statement filed with the Securities and Exchange Commission ("the SEC"). A formula was applied to one-third of the shares sold. That formula was based on determining the average of the twelve lowest closing bid prices in the adjustment period. This average lowest bid price was divided into a number equal to one-third of the shares sold multiplied by the difference between $7.56 and the average lowest bid price. In November 1999, 43,668 shares of common stock were issued by the Company to the investors pursuant to the September adjustable common stock warrants.

         On December 8, 1999 the Company completed another private placement of equity securities with the same investors raising gross proceeds of $6.0 million. The financing involved the issuance of 528,634 shares of common stock at $11.35 per share and warrants to purchase an aggregate of 237,886 shares of common stock at an exercise price of $12.00 per share with a term expiring on December 8, 2004. The sale price of the common stock and the exercise price of the warrants issued in the private placement were both higher than the last reported sale price of $9.063 on the Nasdaq National Market on December 8, 1999. As part of the financing another class of warrants were issued ("December adjustable common stock warrants"). These warrants provided the investors with the right to receive additional shares at an exercise price of $.001 per share if the price of the Company's stock traded below certain levels during the 40 trading day period following the effective date of a registration statement filed with the SEC. A formula was applied to the 528,634 shares sold. That formula was based on determining the average of the twenty lowest closing bid prices in the 40 trading day period. This average lowest bid price was divided into the number of the shares sold multiplied by the difference between $11.35 and the average lowest bid price. In February 2000, 613,486 shares of common stock were issued by the Company to the investors upon exercise of the December adjustable common stock warrants

         Under the terms of each of the September 30, 1999 and December 8, 1999 private placements, the Company agreed to register with the SEC the resale of the shares sold as well as the shares underlying the warrants. The Company is obligated to use its best efforts to keep the registration statements effective for up to two years. The Company will incur substantial penalties if it fails to meet these obligations. None of the investors, together with any affiliate thereof, may beneficially own shares in excess of 4.999% of the outstanding shares of common stock of the Company. Such restrictions may be waived by each selling stockholder as to itself upon not less than 61 days' notice to the Company.

     At the Company's Annual Meeting of Stockholders held on June 3, 1999, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 25,000,000 to 75,000,000.

         The sufficiency of the Company's capital resources is substantially dependent upon the number of investments the Company funds. Accordingly, it is difficult to project the Company's capital needs. The Company, however, believes that its existing capital resources will enable it to maintain its current operations for, at least, the next twelve months.

         Net cash used in operations was $7,782,000, $5,630,000 and $1,177,000 in 1999, 1998 and 1997, respectively, primarily as a result of net losses generated during those periods. From time to time the Company may experience material increases in the level of customer accounts receivables, primarily as a result of the installment payment plan available to customers who purchase one of the Company's most significant products. This is reflected in the increase in accounts receivable, net of $938,000 in 1999. Additionally, the Company may make payments to vendors for print advertising in advance of the time the advertising is published. This is reflected in the increase in prepaid expenses and other current assets of $622,000 in 1999. These uses of cash were partially offset by decreases in inventory of $144,000 and accounts payable and accrued liabilities of $900,000 in 1999.

         Net cash used in investing activities was $7,419,000, $2,016,000 and $89,000 in 1999, 1998 and 1997, respectively. Purchases of property and equipment in those periods were $655,000, $2,016,000 and $89,000, respectively, and were primarily for computer equipment and software to support the Company's expansion and increased infrastructure, leasehold improvements, and furniture and equipment relating to the Company's relocation to new office space in 1998. Effective August 1998, the Company entered into a 10-year, five month lease for space in Jersey City, New Jersey. The Company made capital expenditures for leasehold improvements, furniture and equipment relating to this space of approximately $587,000 in 1998. The Company moved into the new space in late August, 1998. No other material commitments for capital expenditures are currently outstanding or contemplated.

         During 1999, the Company's changed the fulfillment operation of Cybershop.com from a vendor drop ship model to maintaining inventory in a third party warehouse for the majority of the merchandise offered on the cybershop.com online store. As a result the Company implemented a new sales order processing and warehouse system to accommodate this change in fulfillment strategy. Additionally, the Company upgraded its existing financial and accounting software. Primarily as a result of these changes, the Company recorded a charge in the fourth quarter of 1999 of $517,000 for the loss on disposal of property and equipment.

         In the fourth quarter of 1998, the Company recorded a charge of approximately $750,000 representing costs previously capitalized during 1998 in connection with the development of an expanded front-end order entry system. Based on the growth of its existing business and the projected growth of planned business acquisitions, it had been determined that these requirements would be more effectively handled through the combined use of an expansion of pre-existing front-end systems offered by third parties supplemented by in-house systems. The Company has not capitalized any internal costs as part of its expansion.

         Acquisitions of businesses, net of cash acquired of $6,764,000 in 1999, was primarily related to the acquisition of Magellan, as described more fully below.

         Net cash provided from financing activities was $11,387,000, $19,144,000 and $1,543,000 in 1999, 1998 and 1997, respectively. The majority of the net cash provided from financing activities in 1999 was the result of the two private placement of the Company's common stock discussed above. The primary source of cash from financing activities in 1998 was the Company's IPO, as discussed above. Net cash provided by financing activities in 1997 was primarily the result of capital contributions from private investors.

Acquisitions

                  Effective June 1, 1999 the Company acquired all of the outstanding common stock of Magellan, a direct response and online retailer of high quality personal care, home and health related products, in exchange for 1,000,000 shares of the Company's common stock and $5,000,000 in cash. The acquisition was accounted for as a purchase with essentially all of the $14,870,000 purchase price allocated to goodwill. The results of Magellan are included in the Company's consolidated financial results beginning on the date of acquisition. In addition, the Company is required to pay the former shareholders of Magellan earn-out payments based upon the profitability of a particular product through May 31, 2001. As of December 31, 1999, $467,000 of earn-out payments have been made, and accounted for as part of the purchase price. Concurrent with the acquisition, one of these former shareholders of Magellan was appointed a member of the Company's board of directors.

                  The pro forma unaudited combined consolidated financial information for the 12 months ended December 31, 1999 and 1998, as though Magellan had been acquired on January 1, 1998, would have resulted in net sales of $9,790,000 and $5,277,000, net loss of $11,970,000 and $10,922,000, and basic and diluted net loss per share including effect of adjustable common stock warrants of ($1.40) and ($1.42), respectively. The pro forma unaudited net loss includes amortization of goodwill of $2,933,000 and $2,881,000 for the 12 months ended December 31, 1999 and 1998, respectively. This unaudited pro forma combined consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had the Company and Magellan been a combined company during the specified periods.

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

                  Separate results for Dealaday included in loss from discontinued operations in the accompanying consolidated statements of operations for the periods prior to the acquisition consisted of net sales and net losses for the 12-month period ending December 31, 1999 of $90,000 and $42,000, respectively, and net sales and net losses for the 10-month period ending December 31, 1998 of $240,000 and $78,000, respectively.


Discontinued Operations

                  As discussed above, in February of 2000 the Company announced a change in its core strategy to an Internet incubator and investment model, and simultaneously announced its intention to discontinue the operations of its remaining operations with the exception of Tools for Living. As a result the Company has entered into negotiations to sell the majority of the operating assets of electronics.net to two former executives of the Company, as discussed below, and in March 2000 sold the cybershop.com domain name and customer lists in exchange for (i) $100,000 in cash and (ii) equity in a privately owned company valued at approximately $900,000 (see Investment in ECS below). Accordingly, the consolidated financial statements and accompanying notes reflect the operating results of Tools for Living and electronics.net as continuing operations. The operating results of the Cybershop.com division are reflected as discontinued operations and an estimated loss on disposal of $435,000 has been recorded. Total revenues applicable to the Cybershop.com division during 1999, 1998 and 1997 were $2,898,000, $4,827,000, and $1,495,000, respectively.

         Total revenues for the Cybershop.com division decreased in 1999 from 1998 as the result of several factors, including:

         o the startup of the Company's new joint venture, electronics.net, in the fourth quarter of 1998 which shifted the sales focus of electronics products from the Cybershop.com stores to electronics.net. Sales of electronics on the Cybershop.com stores prior to the fourth quarter of 1998 had historically contributed between 25% and 35% of Cybershop.com's revenues.

         o the closing of the egift.com store, whose operations are reflected within the Cybershop.com division, in the first quarter of 1999, which contributed approximately 14% of the division's revenues in 1998 and 3% in 1999,

         o the closing of the Cybershop "Rainman" AOL store in the first quarter of 1999, due to AOL's decision to no longer offer this proprietary platform. The Cybershop AOL store contributed approximately 42% of the divisions revenues in 1998 and 11% in 1999.

         Total losses generated by the Cybershop.com division during 1999, 1998 and 1997 were $5,379,000, $6,415,000 and $1,367,000, respectively.

electronics.net

                  electronics.net, the Company's joint venture with Tops Appliance City ("TOPS"), was formed in June 1998 and began operations in the fourth quarter of 1998, as an online retail consumer website offering consumer electronics, appliances, home office equipment and related accessories. At the time of inception the joint venture was 51% owned by the Company and 49% by TOPS. In September of 1999, TOPS, the joint venture's primary supplier of merchandise, announced its intention to discontinue selling consumer electronics. As a result, effective November 15, 1999, TOPS exited the joint venture and assigned its membership interest without cost to the Company. Additionally, in the event of any sale of the rights to the name and web site address of the joint venture, the net proceeds therefrom shall be distributed 51% to the Company and 49% to TOPS. As a result of the above, electronics.net has been accounted for in the accompanying consolidated financial statements as a 51% owned subsidiary from inception through November 15, 1999 and as a wholly owned subsidiary thereafter. Accordingly, the net losses attributable to TOPS' interest in electronics.net from inception through November 15, 1999 have been reflected as minority interest in the accompanying consolidated statements of operations.

         As of December 31, 1999 and 1998 amounts owed by TOPS to the Company, representing TOPS' obligation under the joint venture operating agreement exist in the amount of $622,000 and $140,000, respectively. These amounts have been classified as other assets in the accompanying consolidated balance sheets. As of December 31, 1999 and 1998, amounts owed by the Company to TOPS, representing, primarily, the cost of merchandise supplied to the joint venture by TOPS, was $910,000 and $190,000, respectively. In February of 2000 TOPS filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey.

         As a result of the Company's decision in February 2000 to discontinue certain online retailing operations including electronics.net, the Company has entered into a letter of intent with two former executives of the Company for the sale of the majority of the operating assets of electronics.net. In exchange for these assets, the Company would receive 19.9% of the outstanding equity of a company newly formed ("Newco") by the two former executives as well as a note convertible into common stock of Newco, subject to certain conditions. The Company expects to account for its investment in Newco using the equity method of accounting.

Investment in ECS

         As discussed above, in March 2000, the Company sold the Cybershop.com domain name and customer lists to e-Commerce Solutions, LLC ("ECS") in exchange for $100,000 cash and 150,000 shares of common stock of ECS. Based upon a recent valuation, pursuant to a private placement by ECS, the value of the common stock received is approximately $900,000. ECS is a developer and operator of customized online marketplaces for merchants and major Internet portals and destination sites, currently operating approximately 100 sites.

         ECS, using its proprietary technology, enables client sites to immediately offer e-commerce retail platforms by distributing merchants on the clients' web sites. ECS aims to provide a full suite of services to its merchants to enable them to be a part of the online marketplace at a reduced cost, and in less time than if they established their own site. In addition, ECS provides client sites with a private label turnkey e-commerce shopping system to improve profitability at a lower cost and, and in less time than building and implementing their own shopping site.


Litigation

         In March 2000, eight purported class actions entitled Ames v. Cybershop, Ezeir v. Cybershop, Fuechtman v. Cybershop, Kaufman v. Cybershop, Goldenberg v. Cybershop, Marino v. Cybershop, Waldarman v. Cybershop and Page v. Cybershop were filed in the United States District Court for the District of New Jersey against the Company and certain of its current and former officers and directors. The complaints in those actions allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making or causing the Company to make materially false and misleading statements about the Company. The Company intends to vigorously defend these actions.

Year 2000

         Prior to December 31, 1999 the Company believed that its computer system and software products were fully year 2000 compatible. The initial rollover period was successful with no significant problems encountered. No internal business interruption was experienced, and direct costs associated with Year 2000 remedies were not material. The Company does not expect to experience any material residual effects or costs related to the Year 2000 compliance issue in the future.


Recent Accounting Pronouncements

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivatives and for hedging activities. As issued, SFAS No. 133 was effective for all quarters of all years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, effectively deferring the date of required adoption of SFAS No. 133 to quarters of all years beginning after June 15, 2000. The Company is studying the statement to determine its effect on the consolidated financial position or results of operations, if any. The Company will adopt SFAS No. 133, as required, in fiscal year 2001.


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

(a)
         (1) - (2)Financial statements and financial statement schedules.


                  The consolidated financial statements and financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Annual Report.

          (3)     Exhibits.

                  The exhibits listed on the accompanying Index of Exhibits are filed as part of this Annual Report.

(b)      Reports on Form 8-K.

              No reports on Form 8-K were filed during the last quarter of 1999.

                           GSV, INC. AND SUBSIDIARIES
        (Formerly Cybershop International, Inc. and Cybershop.com, Inc.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






Report of Independent Public Accountants                                     F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998                 F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997                                           F-4

Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 1999, 1998 and 1997                       F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997                                           F-6

Notes to Consolidated Financial Statements                                   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GSV, Inc. (Formerly Cybershop International, Inc. and Cybershop.com, Inc.):

         We have audited the accompanying consolidated balance sheets of GSV, Inc., a Delaware Corporation, (Formerly Cybershop International, Inc. and Cybershop.com, Inc.) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSV, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                                 Arthur Andersen LLP

Roseland, New Jersey

February 29, 2000

                           GSV, INC. AND SUBSIDIARIES
        (Formerly Cybershop International, Inc. and Cybershop.com, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998

                                                                                         1999            1998
                                                                                      -----------     -----------
         ASSETS
Current Assets:
     Cash and cash equivalents                                                        $ 8,471,000     $12,285,000
     Accounts receivable, net of allowance for doubtful accounts
       of $106,000 and $5,000, respectively                                             1,119,000         181,000
     Inventories                                                                          282,000         526,000
     Prepaid expenses and other current assets                                            937,000         235,000
                                                                                      -----------     -----------
       Total current assets                                                            10,809,000      13,227,000
Property and equipment, net                                                             1,032,000       1,944,000
Goodwill, net                                                                          13,137,000              --
Other assets                                                                              705,000         300,000
                                                                                      -----------     -----------

       Total assets                                                                   $25,683,000     $15,471,000
                                                                                      ===========     ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $ 4,383,000     $ 2,407,000
     Accrued liabilities                                                                  860,000       1,955,000
     Current portion of capital lease obligation                                           74,000              --
     Deferred revenues                                                                         --          72,000
                                                                                      -----------     -----------
       Total current liabilities                                                        5,317,000       4,434,000
Deferred rent                                                                              84,000          49,000
                                                                                      -----------     -----------

       Total liabilities                                                                5,401,000       4,483,000
                                                                                      -----------     -----------

Stockholders' equity:
     Common stock, $.001 par value; 75,000,000 shares
       authorized; 10,033,961 and 7,493,350 shares issued and
       outstanding, respectively                                                           10,000           7,000
     Additional paid-in capital                                                        37,878,000      18,318,000
     Accumulated deficit                                                              (17,606,000)     (7,337,000)
                                                                                      -----------     -----------
       Total stockholders' equity                                                      20,282,000      10,988,000
                                                                                      -----------     -----------

       Total liabilities and stockholders' equity                                     $25,683,000     $15,471,000
                                                                                      ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                           GSV, INC. AND SUBSIDIARIES
        (Formerly Cybershop International, Inc. and Cybershop.com, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended December 31,                                          1999               1998                1997
                                                                     ------------       ------------        ------------
Revenues:
     Product sales                                                   $  7,019,000       $    222,000        $         --
     Advertising & set up fees                                                 --              5,000                  --
                                                                     ------------       ------------        ------------
       Total revenues                                                   7,019,000            227,000                  --
Cost of revenues                                                        3,796,000            233,000                  --
                                                                     ------------       ------------        ------------
Gross profit                                                            3,223,000             (6,000)                --
Operating expenses:
     Sales and marketing                                                2,432,000            314,000                  --
     General and administrative                                         4,240,000          2,236,000             456,000
     Amortization of goodwill and other merger and
     acquisition related costs                                          1,733,000                 --                  --
                                                                     ------------       ------------        ------------
       Total operating expenses                                         8,405,000          2,550,000             456,000
                                                                     ------------       ------------        ------------
Loss from continuing operations before interest income
     and minority interest                                             (5,182,000)        (2,556,000)           (456,000)
Interest income, net                                                      245,000            619,000              17,000
Minority interest                                                         482,000            385,000                  --
                                                                     ------------       ------------        ------------
Loss from continuing operations                                        (4,455,000)        (1,552,000)           (439,000)
Discontinued operations:
     Loss from operations                                              (5,379,000)        (6,415,000)         (1,367,000)
     Estimated loss on disposal                                          (435,000)                --                  --
                                                                     ------------       ------------        ------------
     Total discontinued operations                                     (5,814,000)        (6,415,000)         (1,367,000)
                                                                     ------------       ------------        ------------
Net loss                                                             $(10,269,000)      $ (7,967,000)       $ (1,806,000)
                                                                     ============       ============        ============

Basic and diluted net loss per common share (See Note 2):
loss per common share from continuing operations                     $      (0.53)      $      (0.23)         $    (0.12)
Effect of adjustable common stock warrants                                  (0.05)                --                  --
                                                                     ------------       ------------        ------------
loss per common share from continuing operations including
effect of adjustable common stock warrants                                  (0.58)             (0.23)              (0.12)
loss per common share from discontinued operations                          (0.64)             (0.96)              (0.36)
loss per common share from estimated loss on
discontinued operations                                                     (0.05)                --                  --
                                                                     ------------       ------------        ------------
Net loss per common share including effect of adjustable common
stock warrants                                                       $      (1.27)      $      (1.19)       $      (0.48)
                                                                     ============       ============        ============
Weighted average common shares outstanding,
basic and diluted                                                       8,393,000          6,676,000           3,781,000


              The accompanying notes are an integral part of these
                       consolidated financial statements

                           GSV, INC. AND SUBSIDIARIES
        (Formerly Cybershop International, Inc. and Cybershop.com, Inc.)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                          Common Stock
                                                --------------------------------
                                                                                          Members         Additional
                                                                       Par                Capital           Paid-in
                                                    Shares             Value             Interest           Capital
                                                -------------       ------------        -----------      -------------
Balance at December 31, 1996                               --       $         --        $ 1,589,000      $          --

     Issuance members' capital interest                    --                 --          1,550,000                 --
     Net loss
                                                -------------       ------------        -----------      -------------
Balance at December 31, 1997                               --                 --          3,139,000                 --
     Contribution of members' capital
       Interest in exchange for the
       Issuance of common stock                     4,000,000              4,000         (3,139,000)          (639,000)
     Issuance of common stock                         250,000                 --                 --            139,000
     Sale of common stock                           3,220,000              3,000                 --         18,746,000
     Non-cash compensation expense                                                                              33,000
     Exercise of stock options                         23,350                 --                                39,000
     Net loss
                                                -------------       ------------        -----------      -------------
Balance at December 31, 1998                        7,493,350              7,000                 --        18,318,000
     Issuance of common stock                       1,000,000              1,000                 --         8,124,000
     Sale of common stock                           1,313,250              2,000                 --        10,664,000
     Non-cash compensation expense                         --                 --                 --            51,000
     Exercise of stock options                        155,025                                    --           523,000
     Exercise of stock warrants                        72,336                 --                 --           198,000
     Net loss
                                                -------------       ------------        -----------      -------------
Balance at December 31, 1999                       10,033,961       $     10,000        $        --      $  37,878,000
                                                =============       ============        ===========      =============


                                                 Accumulated
                                                   Deficit             Total
                                                -------------       ------------
Balance at December 31, 1996                    $  (1,338,000)      $    251,000
     Issuance members' capital interest                                1,550,000
     Net loss                                      (1,806,000)        (1,806,000)
                                                -------------       ------------
Balance at December 31, 1997                       (3,144,000)            (5,000)
     Contribution of members' capital
       Interest in exchange for the
       Issuance of common stock                     3,774,000                 --
     Issuance of common stock                                            139,000
     Sale of common stock                                             18,749,000
     Non-cash compensation expense                                        33,000
     Exercise of stock options                                            39,000
     Net loss                                      (7,967,000)        (7,967,000)
                                                -------------       ------------
Balance at December 31, 1998                       (7,337,000)        10,988,000
     Issuance of common stock                                          8,125,000
     Sale of common stock                                             10,666,000
     Non-cash compensation expense                                        51,000
     Exercise of stock options                                           523,000
     Exercise of stock warrants                                          198,000
     Net loss                                     (10,269,000)       (10,269,000)
                                                -------------       ------------
Balance at December 31, 1999                    $ (17,606,000)      $ 20,282,000
                                                =============       ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                           GSV, INC. AND SUBSIDIARIES
        (Formerly Cybershop International, Inc. and Cybershop.com, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


For the year ended December 31,                                        1999                 1998               1997
                                                                   -------------        ------------       ------------
Cash flows from operating activities:
   Net loss                                                        $ (10,269,000)       $ (7,967,000)      $ (1,806,000)
   Adjustments to reconcile net loss to net cash used in
     Operating activities:
       Depreciation                                                      709,000             209,000             89,000
       Amortization of goodwill                                        1,733,000                  --                 --
       Non-cash compensation expense                                      51,000              33,000                 --
       Minority interest                                                (482,000)           (385,000)                --
       Estimated loss on disposal of discontinued
       operations                                                        435,000                  --                 --
       Increase (decrease) in cash from changes in:
          Accounts receivable, net                                      (938,000)           (110,000)           (27,000)
          Inventories                                                    144,000            (495,000)           (31,000)
          Prepaid expenses and other                                    (622,000)           (235,000)                --
          Loss on disposal of property and equipment                     517,000                  --                 --
          Other assets                                                    77,000              46,000           (206,000)
          Accounts payable                                             1,976,000           1,663,000            590,000
          Accrued liabilities                                         (1,076,000)          1,630,000            222,000
          Deferred revenues                                              (72,000)            (63,000)           (12,000)
          Deferred rent                                                   35,000              44,000              4,000
                                                                   -------------        ------------       ------------
               Net cash used in operating activities                  (7,782,000)         (5,630,000)        (1,177,000)
                                                                   -------------        ------------       ------------

Cash flows from investing activities:
     Purchases of property and equipment                                (655,000)         (2,016,000)           (89,000)
     Acquisitions of businesses, net of cash acquired                 (6,764,000)                 --                 --
                                                                   -------------        ------------       ------------
               Net cash used in investing activities                  (7,419,000)         (2,016,000)           (89,000)
                                                                   -------------        ------------       ------------

Cash flows from financing activities:
     Net proceeds from sale of common stock                           10,666,000          18,888,000          1,550,000
     Minority capital contribution in joint venture                           --             245,000                 --
     Proceeds from exercise of stock options                             523,000              39,000                 --
     Proceeds from exercise of stock warrants                            198,000                  --                 --
     Proceeds of short-term loan                                              --             500,000                 --
     Repayment of short-term loan                                             --            (500,000)               --
     Payments of capital lease obligations                                    --             (28,000)            (7,000)
                                                                   -------------        ------------       ------------
               Net cash provided by financing activities              11,387,000          19,144,000          1,543,000
                                                                   -------------        ------------       ------------

               Net increase (decrease) in cash                        (3,814,000)         11,498,000            277,000

Cash and cash equivalents, beginning of period                        12,285,000             787,000            510,000
                                                                   -------------        ------------       ------------

Cash and cash equivalents, end of period                           $   8,471,000        $ 12,285,000       $    787,000
                                                                   =============        ============       ============
Supplemental cash flow information:
     Cash paid for interest                                        $          --        $      3,000       $      4,000
     Common stock issued in connection with acquisition            $   8,125,000                  --                 --
     Assets acquired under capital lease obligation                $      71,000                  --       $     15,000

                           GSV, INC. AND SUBSIDIARIES
        (Formerly Cybershop International, Inc. and Cybershop.com, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION:

         GSV, Inc. (formerly Cybershop International, Inc. and Cybershop.com, Inc.) and subsidiaries (the "Company") is an online consumer and direct response retailer, and in February of 2000 began implementing its Internet incubator and investment operations. The Company was founded in 1994 and began operating its online retail department store operation cybershop.com in September 1995 through its store on the Internet and in November 1996 on AOL. Both stores offered housewares, electronics, jewelry watches, gifts, gourmet food and more. In March of 1998 the Company completed its initial public offering ("IPO") of 3,220,000 shares of common stock, raising net proceeds of $18,749,000. During the fourth quarter of 1998 the Company began operating two more online stores, egift.com, a gift-oriented site, and electronics.net, a joint venture offering electronics and appliances as discussed further in note 5. In 1999 through the acquisition of The Magellan Group, Inc. ("Magellan"), as discussed more fully in note 3, the Company began operating its Tools for Living division ("Tools for Living"). Tools for Living offers high quality merchandise in the personal care, health and home accessories categories as promoted through its web site and through direct response print media campaigns in national consumer magazines. In February of 2000 the Company announced a change in its core strategy to an Internet incubator and investment model, and simultaneously announced its intention to discontinue the operations of its remaining operating divisions with the exception of Tools for Living, as more fully described in note 4.

         Through its Internet incubator and investment operations, the results of which will be reflected in the Company's year 2000 operating results, the Company aims to identify and develop attractive early stage Internet companies, and to provide these companies, as needed, with management, marketing, financing (including early stage seed capital), human resources, accounting resources, use of its facilities and its extensive expertise in business development. In exchange for these services the Company will seek equity positions in these companies commensurate with the level and nature of services provided and the stage of their development.

         In order to more appropriately reflect its change in core strategy , in March of 2000 the Company changed its name to GSV, Inc.


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

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified for comparative purposes.


Business Combinations

         The acquisition of Magellan, as described more fully in note 3, has been accounted for under the purchase method of accounting. Accordingly, the accompanying consolidated financial statements include the results of operations of Magellan from the date of acquisition. The excess of the purchase price of Magellan over the estimated fair value of net assets acquired is included in goodwill in the accompanying consolidated balance sheets.

         The acquisition of Dealaday, Inc. ("Dealaday"), as described more fully in note 3, has been accounted for under the pooling of interests method of accounting . Accordingly the accompanying consolidated financial statements reflect the restatement of all prior periods presented to present the combination as though it had occurred on the date of Dealaday's formation in February of 1998. Consequently, the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows reflect the combined results of the Company and Dealaday as though the combination had occurred on the date of Dealaday's formation. Similarly, the accompanying consolidated balance sheets present the combined assets, liabilities and stockholders' equity of the Company and Dealaday at recorded values as of December 31, 1999 and 1998.


Cash and Cash Equivalents

         The Company considers all short-term marketable securities with a maturity of three months or less to be cash equivalents.

Accounts Receivable, net

         Accounts receivable consist primarily of bankcard receivables from customers and customer installment payment plan receivables.

Inventories

         Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Advertising

         The recognition of advertising costs is in accordance with the provisions of the American Institute of Certified Public ("AICPA") Statement of Position ("SOP") 93-7, Reporting of Advertising Costs. Advertising costs other than direct-response are expensed at the time the initial advertising takes place. Direct-response advertising consists primarily of the cost of print advertisements placed in national magazines and newspapers which include unique codes identifying each particular publication and the individual advertisement. Direct-response advertising costs are amortized over the period during which associated net revenues are expected, generally approximating three months or less.

         Advertising costs reported as prepaid expenses and other current assets in the accompanying consolidated balance sheets were $569,000 and $63,000 as of December 31, 1999 and 1998, respectively. Advertising expense was $3,039,000, $4,276,000 and $450,000 during 1999, 1998 and 1997, respectively.

Property and Equipment

         Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the assets' estimated useful lives which range from three to ten years.

Goodwill, net

         Goodwill represents the excess of the purchase price of Magellan, as described further in note 3, over the fair value of assets acquired, and is being amortized on a straight line basis over five years. Total goodwill in the accompanying consolidated balance sheet is stated net of total accumulated amortization of $1,733,000.

Long-Lived Assets

                  The Company reviews its long-lived assets and certain related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any impairment currently exists related to its long-lived assets.

Revenue Recognition

         The Company recognizes revenue on product sales when the goods are shipped to the customer. At the time of sale, the Company provides a reserve equal to the gross profit on projected merchandise returns, based on its prior returns experience. The Company has entered into contracts with certain vendors whereby the Company will be paid a "set up" fee for each vendor product offered by the Company. The Company recognizes the set up fee revenue over the term of the vendor agreement, which usually ranges from one to two years.

Warranty Reserves

         Warranties on products offered by the Company are the responsibility of the manufacturers. Accordingly, no warranty reserve has been recorded in the accompanying consolidated financial statements.

Deferred Revenues

         Deferred revenues as of December 31, 1999 and 1998 relate to payments from customers for products not yet shipped and unamortized set up fee revenues.

Stock Based Compensation

         The Financial Accounting Standards Board has issued "Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 requires that an entity account for employee stock based compensation under a fair value base method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net loss and loss per share as if the fair value based method of accounting under SFAS 123 had been applied. The Company continues to account for employee stock-based compensation under Opinion 25 and has included in note 13 the pro forma disclosures required under SFAS 123.

Income Taxes

         Prior to March 18, 1998 the Company was treated as a limited liability company ("LLC") for both Federal and state income tax purposes. The net loss for those periods was included in the individual income tax returns of the limited liability company members. As a result of the events described in note 1, on March 18, 1998, the Company became subject to Federal and state income taxes.

         The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted federal, state and local income tax rates and laws that are expected to be in effect when the differences reverse.

Net Loss Per Common Share

         Basic and diluted net loss per common share is calculated by dividing net loss per common share after effect of adjustable common stock warrants, as explained below and in note 12, by the weighted average number of shares of common stock outstanding during the period as follows:

                                               1999                                         1998
                              ---------------------------------------        ----------------------------------
                                                               Per                                         Per
                                   Loss          Shares       Share             Loss          Shares      Share
                                   ----          ------       -----             ----          ------      -----
Loss from continuing
operations                    $  (4,455,000)    8,393,000    $ (0.53)        $ (1,552,000)  6,676,000   $ (0.23)
Effect of adjustable common
stock warrants                     (401,000)                   (0.05)                  --                    --
                              -------------     ---------    -------         ------------   ---------   -------
Loss from continuing
operations including effect
of adjustable common stock
warrants                         (4,856,000)    8,393,000      (0.58)          (1,552,000)  6,676,000     (0.23)
Loss from discontinued
operations                       (5,379,000)                   (0.64)          (6,415,000)                (0.96)
Estimated loss on disposal
of discontinued operations         (435,000)                   (0.05)                  --                    --
                              -------------     ---------    -------         ------------   ---------   -------
Net loss including effect of
adjustable common stock
warrants                      $ (10,670,000)    8,393,000    $ (1.27)        $ (7,967,000)  6,676,000   $ (1.19)
                              =============     =========    =======         ============   =========   =======

                                               1997
                              ----------------------------------------
                                                               Per
                                   Loss          Shares       Share
                                   ----          ------       -----
Loss from continuing
operations                    $    (439,000)    3,781,000    $ (0.12)

Effect of adjustable common
stock warrants                           --                       --
                              -------------    ----------    -------
Loss from continuing
operations including effect
of adjustable common stock
warrants                           (439,000)    3,781,000      (0.12)
Loss from discontinued
operations                       (1,367,000)                   (0.36)
Estimated loss on disposal
of discontinued operations               --                       --
                              -------------   -----------    -------
Net loss including effect of
adjustable common stock
warrants                      $  (1,806,000)    3,781,000    $ (0.48)
                              =============   ===========    =======

         In calculating the effect on the basic and diluted net loss per common share calculation, of the common stock issued as a result of the September adjustable common stock warrants exercised by the parties to the September 30, 1999 private placement, as described further in note 12, the market value of the Company's common stock on the last day of the first of the three adjustment periods, of $9.19, was multiplied by the number of common shares issued upon exercise of these warrants, resulting in a valuation for loss per common share purposes of $401,000.

         During the first quarter of 2000 adjustable common stock warrants were exercised by the parties to the December 8, 1999 private placement, as described further in note 12, resulting in 613,486 shares of common stock issued by the Company. The market value of the Company's common stock on the last day of the adjustment period was $5.16.

         There were 540,850, 714,304 and 273,630 options outstanding as of December 31, 1999, 1998 and 1997. There were 230,000 and 593,688 common stock warrants, other than adjustable common stock warrants, outstanding as of December 31, 1999 and 1998 and none as of December 31, 1997. Both the options and the warrants have been excluded from the above calculations as they would be antidilutive.

(3)      ACQUISITIONS:

                  Effective June 1, 1999 the Company acquired all of the outstanding common stock of Magellan, an online and direct response retailer of high quality personal care, home and health related products, in exchange for 1,000,000 shares of the Company's common stock and $5,000,000 in cash. The acquisition was accounted for as a purchase with all of the $14,870,000 purchase price allocated to goodwill. The results of Magellan are included in the Company's consolidated financial results beginning on the date of acquisition. In addition, the Company is required to pay the former shareholders of Magellan earn-out payments based upon the profitability of a particular product through May 31, 2001. As of December 31, 1999, $467,000 of earn-out payments have been made, and accounted for as part of the purchase price. Concurrent with the acquisition, one of these former shareholders of

Magellan was appointed a member of the Company's board of directors.

         The unaudited pro forma combined consolidated financial information for the 12 months ended December 31, 1999 and 1998, as though Magellan had been acquired on January 1, 1998, would have resulted in net sales of $9,790,000 and $5,277,000, net loss of $11,970,000 and $10,922,000, and basic and diluted net loss per share including effect of adjustable common stock warrants of ($1.40) and ($1.42), respectively. The unaudited pro forma net loss includes amortization of goodwill of $2,933,000 and $2,881,000 for the 12 months ended December 31, 1999 and 1998, respectively. This unaudited pro forma combined consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had the Company and Magellan been a combined company during the specified periods.

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

         Separate results for Dealaday included in loss from discontinued operations in the accompanying consolidated statements of operations for the periods prior to the acquisition consisted of net sales and net losses for the 12-month period ending December 31, 1999 of $90,000 and $42,000, respectively, and net sales and net losses for the 10-month period ending December 31, 1998 of $240,000 and $78,000, respectively.

(4)      DISCONTINUED OPERATIONS:

         As discussed above, in February of 2000 the Company announced a change in its core strategy to an Internet incubator and investment model, and simultaneously announced its intention to discontinue all operations with the exception of Tools for Living. As a result the Company has entered into negotiations to sell the majority of the operating assets of electronics.net to two former executives of the Company, as discussed below, has sold the cybershop.com domain name and customer lists, and is currently in the process of selling, or otherwise disposing of, the remaining assets of its Cybershop.com division. As a result, the consolidated financial statements and accompanying notes reflect the operating results of Tools for Living and electronics.net as continuing operations. The operating results of the Cybershop.com division are reflected as discontinued operations and an estimated loss on disposal of $435,000 has been recorded. Included in the loss on disposal are estimated operating losses associated with Cybershop.com from the measurement date of January 1, 2000 through the disposal date of February 9, 2000 of $660,000, a reduction in the carrying amounts of current assets and fixed assets of $120,000 and $415,000, respectively, reserves for future obligations of $240,000 and a gain on the sale of the cybershop.com domain name and customer lists, as discussed further in note 14, of $1,000,000. Total revenues applicable to the Cybershop.com division during 1999, 1998 and 1997 were $2,898,000, $4,827,000, and $1,495,000, respectively. Total losses generated by the Cybershop.com division during 1999, 1998 and 1997 were $5,379,000, $6,415,000 and $1,367,000, respectively.

         The carrying value of the assets and liabilities of the Cybershop.com division as of December 31, 1999 are as follows:

           Accounts receivable, net                             $   422,000
           Inventories                                              189,000
           Prepaid expenses and other current assets                105,000
           Property plant and equipment, net                        331,000
           Current liabilities                                   (1,424,000)
                                                                -----------
           Net liabilities of discontinued operation            $  (377,000)
                                                                ===========

(5)      electronics.net:

                  electronics.net, the Company's joint venture with Tops Appliance City ("TOPS"), was formed in June 1998 and began operations in the fourth quarter of 1998, as an online retail consumer web site offering consumer electronics, appliances, home office equipment and related accessories. At the time of inception the joint venture was 51% owned by the Company and 49% by TOPS. In September of 1999, TOPS, the joint venture's primary supplier of merchandise, announced its intention to discontinue selling consumer electronics. As a result, effective November 15, 1999, TOPS exited the joint venture and assigned its membership interest without cost to the Company. Additionally, in the event of any sale of the rights to the name and web site address of the joint venture, the net proceeds therefrom shall be distributed 51% to the Company and 49% to TOPS. As a result of the above, electronics.net has been accounted for in the accompanying consolidated financial statements as a 51% owned subsidiary from inception through November 15, 1999 and as a wholly owned subsidiary thereafter. Accordingly, the net losses attributable to TOPS' interest in electronics.net from inception through November 15, 1999 have been reflected as minority interest in the accompanying consolidated statements of operations.

     As of December 31, 1999 and 1998 amounts owed by TOPS to the Company, representing TOPS' obligation under the joint venture operating agreement to fund the operations of electronics.net in accordance with its non-controlling 49% interest, exist in the amount of $622,000 and $140,000, respectively. These amounts have been classified as other assets in the accompanying consolidated balance sheets. As of December 31, 1999 and 1998, amounts owed by the Company to TOPS, representing, primarily, the cost of merchandise supplied to the joint venture by TOPS, was $910,000 and $190,000, respectively. In February of 2000 TOPS filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey.

     As a result of the Company's decision in February 2000 to discontinue all operating divisions, including electronics net but excluding Tools For Living, the Company has entered into a letter of intent with two former executives of the Company for the sale of the majority of the operating assets of electronics.net. In exchange for these assets, the Company would receive 19.9% of the outstanding equity of a company newly formed ("Newco") by the two former executives, as well as a note convertible into common stock of Newco, subject to certain conditions. Under the terms of the existing letter of intent, a sufficient level of influence is expected to be maintained by the Company over the operations of Newco, and as a result the Company expects to account for its investment using the equity method of accounting, beginning on the effective date of the sale, should the definitive agreement contain the same relevant provisions as the current letter of intent.


(6)      PROPERTY AND EQUIPMENT:

                                                          December 31,
                                                      1999            1998
                                                  ------------     -----------
             Office equipment and software        $   781,000      $ 1,752,000
             Furniture and fixtures                   253,000          228,000
             Leasehold improvements                   353,000          353,000
                                                  -----------      -----------
                                                    1,387,000        2,333,000
             Less:  Accumulated depreciation         (355,000)        (389,000)
                                                  -----------      -----------
                                                  $ 1,032,000      $ 1,944,000
                                                  ===========      ===========

(7)      LEASES:

         Assets under capital leases as of December 31, 1999 are $88,000 and represent computer equipment classified within property and equipment in the accompanying consolidated balance sheets. The amount remaining under the lease obligation as of December 31, 1999 of $74,000 is due within one year and is classified as current portion of capital lease obligation in the accompanying consolidated balance sheets.

         Future commitments for minimum rentals under non-cancellable operating leases are as follows:

                     2000.......................      $140,000
                     2001.......................       140,000
                     2002.......................       133,000
                     2003.......................       126,000
                     2004.......................       126,000
                     Thereafter.................       504,000

         Rent expense for the years ended December 31, 1999, 1998 and 1997 amounted to $124,000, $73,000 and $37,000, respectively.


(8)      COMMITMENTS AND CONTINGENCIES:

         The Company entered into Internet marketing agreements under which the Company is obligated to pay minimum fees totaling approximately $225,000 during 2000.

         The Company has entered into employment agreements with certain key executive officers. Commitments for base salary under these agreements amount to $552,000, $263,000 and $9,000 during 2000, 2001 and 2002, respectively.

         As discussed in note 3, contingent purchase payments may be made to the former shareholders of Magellan based upon the profitability of a particular product.


(9)      INCOME TAXES:

         Deferred taxes are recognized on the differences between the financial reporting and income tax basis of assets and liabilities using enacted tax rates.

         The tax effects of temporary differences and the net operating loss carry-forwards that give rise to significant portions of the net deferred income tax asset at December 31, 1999 and 1998 are as follows:

                                                        December 31,
                                                    1999            1998
                                                ------------     -----------
          Net operating loss carryforwards      $ 5,794,000      $ 2,903,000
          Discontinued operation reserves           174,000               --
          Operating reserves                        275,000           92,000
                                                -----------      -----------
                                                  6,243,000        2,995,000
          Valuation allowance                    (6,243,000)      (2,995,000)
                                                -----------      -----------
                                                $        --      $        --
                                                ===========      ===========

         Due to the uncertain realization of the deferred tax asset, the Company has provided a full valuation allowance. As of December 31, 1999, the Company had net operating loss carry-forwards of approximately $14,500,000, which begin to expire in 2013.


(10)     SHORT TERM LOAN:

         On March 19, 1998, the Trustees of General Electric Pension Trust loaned the Company $500,000 at an interest rate of 15% per annum. The proceeds of the loan were utilized by the Company for working capital purposes. The loan was secured by common stock in the Company owned the Company's Chairman and Chief Executive Officer. The loan was repaid on March 27, 1998.

(11)     ACCRUED LIABILITIES:

                                                        December 31,
                                                --------------------------
                                                   1999            1998
                                                ----------- ---------------
               Advertising and Promotions        $ 200,000     $ 1,227,000
               Systems Integration                      --         220,000
               Sales returns and allowances        280,000         190,000
               Other                               380,000         318,000
                                                 ---------     -----------
                                                 $ 860,000     $ 1,955,000
                                                 =========     ===========


(12)     STOCKHOLDERS' EQUITY:

         On March 18, 1998, the members of CyberShop L.L.C. contributed all of their members capital interests in exchange for 4,000,000 shares of the Company's common stock. Both entities were under common control, which resulted in the transaction being accounted for comparable to a pooling of interests. This contribution resulted in a transfer of the balances of members capital interests and accumulated deficit to common stock and additional paid in capital at the time of the contribution.

         On March 26, 1998, the Company completed its IPO of 3,220,000 shares of common stock at a price of $6.50 per share. Net proceeds from this offering, net of underwriting discounts and offering costs, were $18,749,000.

         On September 30, 1999 the Company completed a private placement of equity securities raising gross proceeds of $5.1 million. The financing involved the issuance of 784,616 shares of common stock at $6.50 per share and warrants to purchase an aggregate of 156,922 shares of common stock at an exercise price of $7.50 per share with a term expiring on September 30, 2004. The sale price of the Company's common stock and the exercise price of the warrants issued in the private placement were both higher than the last reported sale price of $5.81 on the Nasdaq National Market on September 30, 1999. As part of the financing another class of warrants were issued ("September adjustable common stock warrants"). These warrants provided the investors with the right to receive additional shares at an exercise price of $.001 per share if the price of the Company's stock traded below certain levels during 22 consecutive business days ("adjustment periods"), after the effective date of a registration statement filed with the Securities and Exchange Commission ("the SEC"). A formula was applied to one-third of the shares sold. That formula was based on determining the average of the twelve lowest closing bid prices in the adjustment period. This average lowest bid price was divided into a number equal to one-third of the shares sold multiplied by the difference between $7.56 and the average lowest bid price. In November 1999, 43,668 shares of common stock were issued by the Company to the investors pursuant to the September adjustable common stock warrants.

         On December 8, 1999 the Company completed another private placement of equity securities with the same investors raising gross proceeds of $6.0 million. The financing involved the issuance of 528,634 shares of common stock at $11.35 per share and warrants to purchase an aggregate of 237,886 shares of common stock at an exercise price of $12.00 per share with a term expiring on December 8, 2004. The sale price of the common stock and the exercise price of the warrants issued in the private placement were both higher than the last reported sale price of $9.063 on the Nasdaq National Market on December 8, 1999. As part of the financing another class of warrants were issued ("December adjustable common stock warrants"). These warrants provided the investors with the right to receive additional shares, at an exercise price of $.001 per share, if the price of the Company's stock traded below certain levels during the 40 trading day period following the effective date of a registration statement filed with the SEC. A formula was applied to the 528,634 shares sold. That formula was based on determining the average of the twenty lowest closing bid prices in the 40 trading day period. This average lowest bid price was divided into the number of the shares sold multiplied by the difference between $11.35 and the average lowest bid price. In February 2000, 613,486 shares of common stock were issued by the Company to the investors upon exercise of the December adjustable common stock warrants

         Under the terms of each of the September 30, 1999 and December 8, 1999 private placements, the Company agreed to register with the SEC the resale of the shares sold as well as the shares underlying the warrants. The Company is obligated to use its best efforts to keep the registration statements effective for up to two years. The Company will incur substantial penalties if it fails to meet these obligations. None of the investors, together with any affiliate thereof, may beneficially own shares in excess of 4.999% of the outstanding shares of common stock of the Company. Such restrictions may be waived by each selling stockholder as to itself upon not less than 61 days' notice to the Company.

     At the Company's Annual Meeting of Stockholders held on June 3, 1999, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 25,000,000 to 75,000,000.

(13)     STOCK OPTIONS:

         Prior to 1998, the Company had issued non-qualified stock options to officers, employees and consultants, which are summarized as follows:



                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                       Shares      Price
                                                       ------      -----

Outstanding at December 31, 1996....................  107,441     $ 1.67

Granted.............................................  166,189       3.00
                                                      -------       ----

Outstanding at December 31, 1997....................  273,630       2.48

Cancelled...........................................   (5,076)      3.00

Exercised...........................................  (23,350)      1.67
                                                      -------       ----

Outstanding at December 31, 1998....................  245,204       2.54

Cancelled...........................................     (595)      3.00

Exercised........................................... (136,983)      2.31
                                                      -------       ----

Outstanding at December 31, 1999....................  107,626      $2.89
                                                      =======      =====

                  As of December 31, 1999 all of the above options were exercisable.

                  In 1998, the Company adopted the 1998 Stock Option Plan (the "1988 Option Plan"). Under the 1998 Option Plan, stock options may be granted to directors, officers, employees, and consultants of the Company. At the Company's Annual Meeting of Stockholders held in June 1999 the Company's stockholders approved an amendment to the 1998 Stock Option Plan increasing the number of shares available for issuance from 1,000,000 to 3,000,000.

         The 1998 Option PLan is summarized as follows:

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                       Shares      Price
                                                       ------      -----


Granted.............................................  487,100     $ 5.53

Cancelled...........................................  (18,000)      7.54
                                                      -------       ----

Outstanding at December 31, 1998....................  469,100       5.46

Granted.............................................  757,750       7.29

Cancelled........................................... (733,823)      6.45

Exercised...........................................  (59,803)      4.92
                                                      -------       ----

Outstanding at December 31, 1999....................  433,224      $7.12
                                                      =======      =====



                  As of December 31, 1999, there were 145,029 options exercisable under the 1998 Option Plan, and no options exercisable as of December 31, 1998. All outstanding options vest one-third annually over three years and expire five years from the date of grant.

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

                  As of December 31, 1998, there were 9,000 options granted and outstanding under the Directors' Plan with a weighted average exercise price of $7.38, all of which were exercisable. All options issued under the Directors' Plan vest after the first anniversary of the date of grant and expire three years thereafter.

                  Effective January 1, 1996, the Company adopted the provisions of SFAS 123. As permitted by the statement, the Company has elected to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation cost has been recognized for stock options granted at or above value. Had the fair value method of accounting been applied to all of the Company's stock option grants, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, the net loss would have been increased by approximately $44,000 or $0.05 per share in 1999, $287,000 or $0.04 per share in 1998 and $19,000 or $0.00 per share in
1997. This pro forma impact takes into account options granted since January 1, 1996 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 was $5.62, $2.93 and $0.36, respectively. The fair value was estimated using the Black-Sholes option pricing model based on the following weighted average assumptions: risk free interest rate of 6.5% in 1997, 1998 and 1999, no volatility in 1997, 75% volatility in 1998, and 131% volatility in 1999, no assumed dividends and an expected life of two years in 1997, and three years in 1998 and 1999.



(14)     SUBSEQUENT EVENTS


         Sale of cybershop.com web site address



         In conjunction with the sale of the operating assets of the discontinued Cybershop.com operating division, in March of 2000, the Company completed the sale of its cybershop.com domain name and customer lists. In exchange, the Company received (i) $100,000 in cash and (ii) equity in a privately owned company valued at approximately $900,000.



         Change of name

         During March 2000 the Company changed its name from Cybershop.com, Inc. (for which it had been previously changed during June of 1999 from Cybershop International, Inc.) to GSV, Inc.

(15)     LITIGATION


         In March 2000, eight purported class actions entitled Ames v. Cybershop, Ezeir v. Cybershop, Fuechtman v. Cybershop, Kaufman v. Cybershop, Goldenberg v. Cybershop, Marino v. Cybershop, Waldarman v. Cybershop and Page v. Cybershop were filed in the United States District Court for the District of New Jersey against the Company and certain of its current and former officers and directors. The complaints in those actions allege that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making or causing the Company to make materially false and misleading statements about the Company. The Company intends to vigorously defend these actions.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GSV, Inc. (formerly Cybershop International, Inc. and Cybershop.com, Inc.):

         We have audited in accordance with generally accepted auditing standards, the 1999, 1998 and 1997 consolidated financial statements of GSV, Inc. and subsidiaries included on pages F-3 through F-17 of this annual report on Form 10-K and have issued our report thereon dated February 29, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 16(b) of this registration statement is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                             Arthur Andersen LLP

Roseland, New Jersey
February 29, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GSV, INC.



                                        By /s/ Jeffrey S. Tauber
                                           -------------------------------------
                                           Jeffrey S. Tauber
                                           Chairman and Chief Executive Officer

                                           Date:  March 30, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.



/s/ Jeffrey S. Tauber                                           March 30, 2000
--------------------------------------------
Jeffrey S. Tauber
Chairman; Chief Executive Officer,
(Principal Executive Officer) and Director


/s/ Jeffrey Leist                                               March 30, 2000
--------------------------------------------
Vice President, Chief Operating Officer and
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)


/s/ Michael Kempner                                             March 30, 2000
--------------------------------------------
Michael Kempner
Director


/s/ Warren Struhl                                               March 30, 2000
--------------------------------------------
Warren Struhl
Director


/s/ Ian S. Phillips                                             March 30, 2000
--------------------------------------------
Ian S. Phillips
Director

                                INDEX OF EXHIBITS

Item
No.    Item Title
---    ----------

2.    Plan of acquisition, reorganization, arrangement, liquidation or
      succession:          None

3.    Articles of Incorporation:

      3.1 Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1. File No. 333-42707).
      3.2 Certificate of Amendment of The Certificate of Incorporation of Cybershop International, Inc. (Incorporated by reference to Exhibit
            3.2 of the Registrant's Report on Form 10Q for the fiscal quarter ended June 30, 1999. File No. 000-23901)
      3.5 Certificate of Merger of GSV, Inc into Cybershop.com, Inc. (Filed herewith.)

      By-Laws:

      3.4   By-Laws as currently in effect (Incorporated by reference to Exhibit
            3.2 to the Company's Registration Statement on Form S-1 (File No. 333-42707).

4.    Instruments defining the rights of security holders, including debentures:

      4.1 Specimen of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1. File No. 333-42707)
      4.2 Form of Warrant dated September 30, 1999 issued to Strong River Investments, Inc. and Montrose Investments L.P. (Incorporated by reference to Exhibit 4 D to the Company's Registration Statement on Post Effective Amendment on Form S-3. File No. 333-75507).
      4.3 Form of Warrant dated September 30, 1999 issued to Strong River Investments, Inc. and Montrose Investments L.P. (Incorporated by reference to Exhibit 4 E to the Company's Registration Statement on Post Effective Amendment on Form S-3. File No. 333-75507).
      4.4 Form of Warrant dated December 8, 1999 issued to Strong River Investments, Inc. and Montrose Investments L.P. (Incorporated by reference to Exhibit 4 D to the Company's Registration Statement on Post Effective Amendment on Form S-3. File No. 333-92861).
      4.5 Form of Warrant dated December 8, 1999 issued to Strong River Investments, Inc. and Montrose Investments L.P. (Incorporated by reference to Exhibit 4 E to the Company's Registration Statement on Post Effective Amendment on Form S-3. File No. 333-92861).

9.    Voting Trust Agreements:      None

10.   Material Contracts:

      10.1 Stock Purchase Agreement dated March 24, 1999, by and between Edward Mufson and Cybershop International, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10Q for the fiscal quarter ended March 31, 1999. File No. 000-23901)
      10.2 Employment Agreement dated March 24, 1999, by and between Edward Mufson and Cybershop International, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant's Report on Form 10Q for the fiscal quarter ended March 31, 1999. File No. 000-23901)
      10.3 Employment Agreement dated February 7, 1999, by and between Jeffrey Leist and Cybershop International, Inc.(Incorporated by reference to Exhibit 10.3 of the Registrant's Report on Form 10Q for the fiscal quarter ended March 31, 1999. File No. 000-23901)
      10.4 Form of Officer and Director Indemnification Agreement (Filed as exhibit 10.4 to the Company's Registration Statement on Form S-1, effective March 20, 1998. File No. 333-42707)
      10.5 1998 Stock Option Plan of the Company (Filed a exhibit 10.5 to the Company's Registration Statement on Form S-1, effective March 20, 1998. File No. 333-42707)
      10.6 1998 Directors' Stock Option Plan (Filed as exhibit 10.6 to the Company's Registration Statement on Form S-1, effective March 20, 1998. File No. 333-42707)
      10.7 Agreement and Plan of Merger by and among Cybershop International, Inc., MG Acquisition Corp., The Magellan Group, Inc., Ian S. Phillips and Howard J. Kuntz III dated as of June 1, 1999 (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K. File No. 0-23901)

      10.8 Employment Agreement dated June 1, 1999, by and between Ian S. Phillips and MG Acquisition Corp which is a wholly owned subsidiary of Cybershop International, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant's Report on Form 10Q for the fiscal quarter ended June 30, 1999. File No. 000-23901)
      10.9 Warrant Agreement dated as of March, 1998 between the Company and C.E. Unterberg, Towbin and Fahnstock & Co., Inc., including Warrant Certificate of the Company (Filed as exhibit 10.9 to the Company's Registration Statement on Form S-1, effective March 20, 1998. File No. 333-42707)
      10.10 Employment Agreement dated June 1, 1999, by and between Howard J. Kuntz III and MG Acquisition Corp which is a wholly owned subsidiary of Cybershop International, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant's Report on Form 10Q for the fiscal quarter ended June 30, 1999. File No. 000-23901)
      10.11 Securities Purchase Agreement dated September 30, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to Exhibit 10.4 of the Registrant's Report on Form 10Q for the fiscal quarter ended September 30, 1999. File No. 000-23901)
      10.12 Registration Rights Agreement dated September 30, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to Exhibit 10.4 of the Registrant's Report on Form 10Q for the fiscal quarter ended September 30, 1999. File No. 000-23901)
      10.13 Securities Purchase Agreement dated December 8, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Filed herewith)
      10.14 Registration Rights Agreement dated December 8, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Filed herewith.)
      10.15 General release dated February 14, 2000, by and between Jeffrey Leist and Cybershop.com, Inc. (Filed herewith.)
      10.16 Modification to Employment Agreement dated February 7, 1999, by and between Jeffrey Leist and Cybershop.com, Inc., dated March 29, 2000 (Filed herewith.)
      10.17 Severance Agreement and General release dated January 20, 2000, by and between Edward Mufson and Cybershop.com, Inc. (Filed herewith.)
      10.18 Employment Agreement dated February 7, 2000, by and between Kevin S. Miller and Cybershop.com, Inc.(Filed herwith.)
      10.19 Agreement dated January 12th, 2000, by and between Tops Appliance City, Inc. and Cybershop Holding Corp, which is a wholly owned subsidiary of Cybershop.com, Inc. (Filed Herewith.)

11. Statement re computation of per share earnings: Statement regarding computation of per share earnings is not required because the computation can be readily determined from the material contained in the financial statements included herein.

13    Annual report to security holders:  None

16.   Letter re change in certifying accountant: None

18.   Letter re change in accounting principles: None

21.   Subsidiaries of the registrant: Filed herewith.

22.   Published report regarding matters submitted to vote of security holders:
      None

23.   Consent of Arthur Andersen LLP: Not applicable.

24.   Power of Attorney: None

27. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only (Filed herewith).

99.   Additional Exhibits: None