Form 10-Q
period 2000-03-31
GSV INC
filed 2000-05-15
CIK 1051591

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-23901

                                    GSV, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                        13-3979226
        --------------------------------- ------------------------------------
        (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

                    116 Newark Avenue, Jersey City, NJ         07302
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

                                 Yes |X| No |_|

The number of shares of the Registrant's common stock, par value $.001 per share, outstanding on May 10, 2000 was 10,689,228 shares.

                           GSV, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


                                                                                          Page
PART I.     FINANCIAL INFORMATION                                                       Number
                                                                                        ------


Item 1.     Financial Statements:

            Consolidated Balance Sheets as of March 31, 2000
            (unaudited) and December 31, 1999                                             2

            Consolidated Statements of Operations for the
            Three Months Ended March 31, 2000 and 1999 (unaudited)                        3

             Consolidated Statements of Cash Flows for the
            Three Months ended March 31, 2000 and 1999 (unaudited)                        4

            Notes to Consolidated Financial Statements                                    5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                     8

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                             12

SIGNATURES                                                                               15

PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                           GSV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                        March 31,         December 31,
                                                                                           2000               1999
                                                                                      --------------     ---------------
                                                                                       (unaudited)
         ASSETS
Current Assets:
     Cash and cash equivalents                                                           $ 5,813,000         $ 8,471,000
     Accounts receivable, net of allowance for doubtful accounts
       of $57,000 and $106,000, respectively                                               1,000,000           1,119,000
     Inventories                                                                             197,000             282,000
     Prepaid expenses and other current assets                                               758,000             937,000
                                                                                      --------------     ---------------
       Total current assets                                                                7,768,000          10,809,000
Investment                                                                                   900,000                  --
Property and equipment, net                                                                  944,000           1,032,000
Goodwill, net                                                                             12,393,000          13,137,000
Other assets                                                                                 720,000             705,000
                                                                                      --------------     ---------------

       Total assets                                                                      $22,725,000         $25,683,000
                                                                                      ==============     ===============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                    $ 2,997,000         $ 4,383,000
     Accrued liabilities                                                                     783,000             860,000
     Current portion of capital lease obligation                                              71,000              74,000
                                                                                      --------------     ---------------
       Total current liabilities                                                           3,851,000           5,317,000
Deferred rent                                                                                 82,000              84,000
                                                                                      --------------     ---------------

       Total liabilities                                                                   3,933,000           5,401,000
                                                                                      --------------     ---------------

Stockholders' equity:
     Common stock, $.001 par value; 75,000,000 shares authorized; 10,689,228
       and 10,033,961 shares issued and outstanding, respectively                             10,000              10,000
     Additional paid-in capital                                                           37,981,000          37,878,000
     Accumulated deficit                                                                 (19,199,000)        (17,606,000)
                                                                                      --------------     ---------------
       Total stockholders' equity                                                         18,792,000          20,282,000
                                                                                      --------------     ---------------

       Total liabilities and stockholders' equity                                        $22,725,000         $25,683,000
                                                                                      ==============     ===============


    The accompanying notes to the unaudited consolidated financial statements are an integral part of these balance sheets.

                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                         Three Months Ended March 31,
                                                                                      -----------------------------------
                                                                                           2000                1999
                                                                                      ---------------     ---------------
Sales                                                                                     $1,825,000            $     --
Cost of sales                                                                                734,000                  --
                                                                                      ---------------     ---------------
Gross profit                                                                               1,091,000
Operating expenses:
     Sales and marketing                                                                   1,283,000                  --
     General and administrative                                                              868,000             648,000
     Amortization of goodwill and other merger and
     acquisition related costs                                                               744,000                  --
                                                                                      ---------------     ---------------
       Total operating expenses                                                            2,895,000             648,000
                                                                                      ---------------     ---------------
Loss from continuing operations before interest income                                     (1,804,000)           (648,000)
Interest income, net                                                                          79,000             122,000
                                                                                      ---------------     ---------------
Loss from continuing operations                                                            (1,725,000)           (526,000)
Discontinued operations:
     Loss from operations                                                                     (83,000)         (1,312,000)
     Estimated gain on disposal                                                              215,000                  --
                                                                                      ---------------     ---------------
     Total discontinued operations                                                           132,000           (1,312,000)
                                                                                      ---------------     ---------------
Net loss                                                                                 $ (1,593,000)       $ (1,838,000)
                                                                                      ===============     ===============

Basic and diluted net loss per common share:
loss per common share from continuing operations                                            $   (0.17)          $   (0.07)
effect of adjustable common stock warrants                                                      (0.30)                 --
                                                                                      ---------------     ---------------
loss per common share from continuing operations including
    effect of adjustable common stock warrants                                                  (0.47)              (0.07)
loss per common share from discontinued operations                                              (0.01)              (0.18)
loss per common share from estimated gain on disposal of
discontinued operations                                                                          0.02                 --
                                                                                      ---------------     ---------------
Net loss per common share including effect of adjustable
    common stock warrants                                                                   $   (0.46)          $   (0.25)
                                                                                      ===============     ===============

Weighted average common shares outstanding,
basic and diluted                                                                         10,312,000           7,493,000


    The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Three Months Ended March 31,
                                                                                      -----------------------------------
                                                                                           2000                1999
                                                                                      ----------------    ---------------
Cash flows from operating activities:
   Net loss                                                                               $ (1,593,000)      $ (1,838,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                            112,000            162,000
       Amortization of goodwill                                                                744,000                 --
       Non-cash compensation expense                                                            16,000             12,000
       Minority interest                                                                            --           (132,000)
       Estimated gain on disposal of discontinued
       operations                                                                             (215,000)                --
       Increase (decrease) in cash from changes in:
          Accounts receivable, net                                                             119,000             77,000
          Inventories                                                                           85,000           (129,000)
          Prepaid expenses and other                                                           179,000            (29,000)
          Other assets                                                                         (15,000)            63,000
          Accounts payable                                                                  (1,386,000)           902,000
          Accrued liabilities                                                                 (762,000)          (668,000)
          Deferred revenues                                                                         --            (16,000)
          Deferred rent                                                                         (2,000)            29,000
                                                                                      ----------------    ---------------
               Net cash used in operating activities                                        (2,718,000)        (1,567,000)
                                                                                      ----------------    ---------------

Cash flows from investing activities:
     Purchases of property and equipment                                                       (24,000)          (152,000)
                                                                                      ----------------    ---------------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                                    87,000            108,000
     Payments of capital lease obligations                                                      (3,000)               --
                                                                                      ----------------    ---------------
               Net cash provided by financing activities                                        84,000            108,000
                                                                                      ----------------    ---------------

               Net decrease in cash                                                         (2,658,000)        (1,611,000)

Cash and cash equivalents, beginning of period                                               8,471,000         12,285,000
                                                                                      ----------------    ---------------

Cash and cash equivalents, end of period                                                   $ 5,813,000        $10,674,000
                                                                                      ================    ===============
Supplemental cash flow information:
     Cash paid for interest                                                                  $   5,000          $   3,000

    The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                           GSV, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of the Business and Basis of Presentation

         GSV, Inc. and subsidiaries (the "Company") is an Internet incubator and investment company. It also continues to operate Tools for Living its direct response and online consumer retail division. In February of 2000 the Company announced a change in its core strategy to an Internet incubator and investment model, and simultaneously announced its intention to discontinue the operations of its remaining operating divisions with the exception of Tools for Living.

         Through its Internet incubator and investment operations, the Company aims to identify and develop attractive early stage Internet companies, and to provide these companies, as needed, with management, marketing, financing (including early stage seed capital), human resources, accounting resources, use of its facilities and its extensive expertise in business development. In exchange for these services the Company will seek equity positions in these companies commensurate with the level and nature of services provided and the stage of their development.

      The information presented as of March 31, 2000, and for the three-month periods ending March 31, 2000 and 1999, is unaudited, but, in the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2000, the results of its operations for the three-month periods ended March 31, 2000 and 1999 and its cash flows for the three-month periods ended March 31, 2000 and 1999. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   Business Combinations

      Effective June 1, 1999 the Company acquired all of the outstanding common stock of The Magellan Group, Inc. ("Magellan"), an online and direct response retailer of high quality personal care, home and health related products. The acquisition was accounted for as a purchase, and accordingly, the results of Magellan are included in the Company's consolidated financial results beginning on the date of acquisition.

      The pro forma combined consolidated financial information for the three months ended March 31, 1999, as though Magellan had been acquired on January 1, 1999, would have resulted in net sales of $1,586,000 and a net loss of $2,352,000 and basic and diluted net loss per share of ($0.31). The pro forma net loss includes amortization of goodwill of $719,000. This unaudited pro forma combined consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had the Company and Magellan been a combined company during the specified periods.

3.       Discontinued Operations

      In February of 2000, the Company announced a change in its core strategy to an Internet incubator and investment model, and simultaneously announced its intention to discontinue all operations with the exception of Tools for Living. Consequently, the operations of the Company's Cybershop.com division were discontinued. In February of 2000, the Company entered into a letter of intent to sell electronics.net to two former executives of the Company. The Company has been operating electronics.net since that time. The letter of intent to sell electronics.net has been terminated, and in May of 2000, the online retail operation of electronics.net were discontinued. As a result, the consolidated financial statements and accompanying notes reflect both Cybershop.com and electronics.net as discontinued operations. An estimated loss on disposal relating to Cybershop.com of $435,000 was reflected in the Company's consolidated statement of operations for the year ended December 31, 1999. Actual results for the quarter ended March 31, 2000 for Cybershop.com included operating losses of $346,000, a $1,000,000 gain on the sale of the cybershop.com domain name, and reductions in the carrying amounts of current assets and fixed assets of $120,000 and $415,000, respectively. In the first quarter of 2000, the provision was reduced by $250,000 reflecting lower than anticipated losses for Cybershop.com. Included in the estimated loss on disposal in the first quarter of 2000 are estimated operating losses associated with electronics.net from the measurement date of March 31, 2000 through the disposal date of May 5, 2000 of $35,000. The net provision for discontinued operations as of March 31, 2000 is $340,000. Total revenues applicable to electronics.net during the three months ended March 31, 2000 and 1999 were $413,000 and $326,000, respectively. Total losses generated by electronics.net during the three months ended March 31, 2000 and 1999 were $118,000 and $137,000, after minority interest, respectively.

The carrying value of the assets and liabilities of electronics.net as of March 31, 2000 are as follows:

            Accounts receivable, net                                $295,000
            Prepaid expenses and other current assets                 69,000
            Property plant and equipment, net                         32,000
            Other assets                                             636,000
            Current liabilities                                    (864,000)
                                                                -------------
            Net liabilities of discontinued operation               $168,000
                                                                =============

4.       Investment

      In conjunction with the sale of the operating assets of the discontinued Cybershop.com operating division, in March of 2000, the Company completed the sale of its cybershop.com domain name and customer lists. In exchange, the Company received (i) $100,000 in cash and (ii) equity in a privately owned company valued at approximately $900,000. The investment is valued on the cost basis in the accompanying consolidated balance sheet as of March 31, 2000.

5.       Shareholders' Equity

         Pursuant to the terms of a private placement of equity securities of the Company, completed on December 8, 1999, the Company issued 613,486 shares of common stock in February 2000 upon the exercise of common stock warrants ("adjustable common stock warrants"), at an effective exercise price of $.001 per share.

6.       Stock Option Plan

     During the three months ended March 31, 2000, options to purchase approximately 500,000 shares of the Company's Common Stock were granted, at market value on date of grant, to an employee under the 1998 Stock Option Plan.

7.        Net Loss Per Common Share

         Basic and diluted net loss per common share is calculated by dividing net loss per common share after effect of adjustable common stock warrants, as explained below, by the weighted average number of shares of common stock outstanding during the period as follows:


                                                                   For the Three Months Ended March 31,
                                           -------------------------------------------------------------------------------------
                                                            2000                                         1999
                                           ----------------------------------------     ----------------------------------------
                                                                             Per                                         Per
                                                Loss          Shares        Share            Loss          Shares       Share
Loss from continuing operations             $ (1,725,000)    10,312,000     $(0.17)         $ (526,000)    7,493,000    $(0.07)
Effect of adjustable common
stock warrants                                (3,163,000)                    (0.30)                  --                      --
                                           ---------------  ------------  ----------    ---------------- ------------ ----------
Loss from continuing
operations including effect
of adjustable common stock
warrants                                      (4,888,000)    10,312,000      (0.47)           (526,000)    7,493,000     (0.07)
Loss from discontinued operations                (83,000)                    (0.01)         (1,312,000)                  (0.18)
Estimated gain on disposal of
  discontinued operations                        215,000                      0.02                   --                     --
                                           ---------------  ------------  ----------    ---------------- ------------ ----------
Net loss including effect of
adjustable common stock
warrants                                    $ (4,756,000)    10,312,000     $(0.46)        $(1,838,000)    7,493,000    $(0.25)
                                           ===============  ============  ==========    ================ ============ ==========

         In calculating the effect on the basic and diluted net loss per common share calculation, of the common stock issued as a result of the adjustable common stock warrants exercised by the parties to the December 8, 1999 private placement, the market value of the Company's common stock on the day before the stock was issued, $5.16, was multiplied by the number of common shares issued upon exercise of these warrants, resulting in a valuation for loss per common share purposes of $3,163,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

      From time to time, the Company may publish statements which are not historical facts, but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," "will," "expect," "anticipate," "intend," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, those set forth under "Overview" and "Liquidity and Capital Resources" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its key markets, the intensely competitive on-line commerce environment, the Company's dependence on its strategic alliances and key suppliers and distributors, and the risks associated with capacity constraints, systems development, the management of growth, the inherent risks and uncertainties of litigation, the risks of new business areas, as well as such risks (or others) that exist to any portfolio company in which the Company invests. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the facts set forth in other reports or documents that the Company has filed or files from time to time with the SEC.

Overview

      GSV, Inc. and subsidiaries (the "Company") is an Internet incubator and investment company. It also continues to operate Tools for Living its direct response and online consumer retail division. In February of 2000, the Company announced a change in its core strategy to an Internet incubator and investment model, and simultaneously announced its intention to discontinue the operations of its remaining operating divisions with the exception of Tools for Living.

      Tools for Living began operating in the second quarter of 1999, through the acquisition of The Magellan Group, Inc. ("Magellan") and offers high quality merchandise in the personal care, health and home accessories categories as promoted through direct response print media campaigns in national consumer magazines as well as through its web site.

      Through its Internet incubator and investment operations, the Company aims to identify and develop attractive early stage Internet companies, and to provide these companies, as needed, with management, marketing, financing (including early stage seed capital), human resources, accounting resources, use of its facilities and its extensive expertise in business development. In exchange for these services the Company will seek equity positions in these companies commensurate with the level and nature of services provided and the stage of their development.

Results of Operations

Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999.

Sales: Sales are comprised of sales of products, net of returns and outbound shipping and handling charges. Total sales for the three months ended March 31, 2000 were $1,825,000. Sales of one item, obtained from a single supplier, accounted for approximately 56% of net sales. Unfulfilled orders for product as of March 31, 2000 were approximately $1,000,000. As of May 11, 2000, the balance of unfulfilled orders were reduced to approximately $500,000.

Cost of revenues: Cost of revenues consists of the cost of products sold to customers and shipping costs. Cost of sales for the three months ended March 31, 2000 were $734,000 and gross profit margins were 59.8%

Sales and marketing: Sales and marketing primarily consists of advertising, fulfillment, promotional costs and related payroll expenses. Sales and marketing expenses were $1,283,000 for the three months ended March 31, 2000. Sales and marketing was higher than expected as a percentage of sales at approximately 70%, due to the higher than usual level of unfulfilled orders and lower than anticipated demand produced from advertising placed in the current quarter and the fourth quarter of the prior year.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, and general corporate expenses. General and administrative expenses increased by 34%, or $220,000 to $868,000 in the first quarter of 2000 from $648,000 in the first quarter of 1999. General and administrative expenses in the prior period reflect general corporate overhead, whereas the first quarter of 2000 contains both general corporate overhead as well as expenses related to the Tools for Living operation.

Amortization of goodwill and other merger and acquisition related costs:
Amortization of goodwill and other merger and acquisition related costs of $744,000 in the first quarter of 2000 consists of goodwill associated with the purchase of Magellan which is being amortized on a straight line basis over five years.

Interest income, net: Interest income decreased $43,000 to $79,000 in the first quarter of 2000 from $122,000 in the first quarter of 1999. The decrease is primarily the result of a decrease in average cash and cash equivalents.

Net Losses: Loss from continuing operations increased by $1,199,000 from $526,000 in the first quarter of 1999, or ($0.07) per basic and diluted common share, to $1,725,000 in the first quarter of 2000, or ($0.17) per basic and diluted common share. After the effect of adjustable common stock warrants, loss per common share from continuing operations was ($0.47) in 2000. Net loss decreased by $245,000 from $1,838,000 in the first quarter of 1999, or ($0.25) per basic and diluted common share, to $1,593,000 in the first quarter of 2000, or ($0.15) per basic and diluted common share. After the effect of adjustable common stock warrants net loss per common share was ($0.46) in the first quarter of 2000.

Liquidity and Capital Resources

      Net cash used in operations was $2,718,000 and $1,567,000 for the three months ended March 31, 2000 and 1999, respectively, primarily as a result of a reduction in accounts payable and accrued liabilities totaling $2,148,000. Current assets other than cash decreased $383,000 in the first quarter of 2000 from $2,338,000 at December 31, 1999, to $1,955,000, reflecting lower sales in the later half of the quarter and therefore lower levels of receivables, prepaid advertising and inventory.


      Net cash used in investing activities during the first three months of 2000 was $24,000 as compared to $152,000 in the same period of the prior year. Both periods use of cash primarily related to purchases of computer equipment and software.

      Net cash provided by financing activities during the first three months of 2000 was $84,000 as compared to $108,000 in the same period of the prior year. Sources of cash during both periods were primarily the result of proceeds on the exercise of employee stock options.

      The Company believes that its existing capital resources will enable it to maintain its operations at existing levels for at least the next twelve months. The Company is, however, currently considering the funding requirements associated with its new Internet incubator and investment operations, including the need for additional debt and/or equity financing. The sufficiency of the Company's capital resources is substantially dependent upon the number of investments the Company funds. Accordingly it is difficult to project the Company's capital needs. However, the Company will evaluate potential investments in terms of its then existing capital resources and the availability of additional debt or equity financing and will ultimately decide on an investment according to the sufficiency of those resources to fund the potential investment as well as continuing operating requirements. There can be no assurance that any additional financing or other sources of capital will be available to the Company upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, financial condition and operating results, and could significantly slow the pace of development of its new Internet incubator and investment operations.

Litigation

      In March and April 2000, twelve purported class actions entitled Ames v. Cybershop, Ezeir v. Cybershop, Fuechtman v. Cybershop, Kaufman v. Cybershop, Goldenberg v. Cybershop, Marino v. Cybershop, Waldarman v. Cybershop, Page v. Cybershop, Young v. Cybershop, Johnson v. Cybershop, Hitzing v. Cybershop, and Gerber v. Cybershop were filed in the United States District Court for the District of New Jersey against the Company and certain of its current and former officers and directors. The complaints in those actions allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making or causing the Company to make materially false and misleading statements about the Company. The Company intends to vigorously defend these actions.

     The Company continues to focus on developing its new Internet incubator and investment strategy and continues to make progress. Unfortunately, the progress has been hampered and delayed by the resulting legal actions filed against the Company which have been both a distraction to the Company and its management and an impediment to potential transactions.

Item 6. Exhibits and Reports on Form 8-K


Item
No.    Item Title
---    ----------

2. Plan of acquisition, reorganization, arrangement, liquidation or succession: None

3.   Articles of Incorporation:

     3.1 Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1. File No. 333-42707).
     3.2 Certificate of Amendment of The Certificate of Incorporation of Cybershop International, Inc. (Incorporated by reference to Exhibit
          3.2 of the Registrant's Report on Form 10Q for the fiscal quarter ended June 30, 1999. File No. 000-23901)
     3.5 Certificate of Merger of GSV, Inc into Cybershop.com, Inc. (Incorporated by reference to Exhibit 3.5 of the Registrant's Form 10K for the year ended December 31, 1999. File No. 000-23901)


     By-Laws:

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

9.   Voting Trust Agreements: None

10.  Material Contracts:

     10.1 Stock Purchase Agreement dated March 24, 1999, by and between Edward Mufson and Cybershop International, Inc. (Incorporated by reference to
          Exhibit 10.1 of the Registrant's Report on Form 10Q for the fiscal quarter ended March 31, 1999. File No. 000-23901)
     10.2 Employment Agreement dated March 24, 1999, by and between Edward Mufson and Cybershop International, Inc. (Incorporated by reference to
          Exhibit 10.2 of the Registrant's Report on Form 10Q for the fiscal quarter ended March 31, 1999. File No. 000-23901)
     10.3 Employment Agreement dated February 7, 1999, by and between Jeffrey Leist and Cybershop International, Inc.(Incorporated by reference to Exhibit 10.3 of the Registrant's Report on Form 10Q for the fiscal quarter ended March 31, 1999. File No. 000-23901)
     10.4 Form of Officer and Director Indemnification Agreement (Filed as exhibit 10.4 to the Company's Registration Statement on Form S-1, effective March 20, 1998. File No. 333-42707)
     10.5 1998 Stock Option Plan of the Company (Filed as exhibit 10.5 to the Company's Registration Statement on Form S-1, effective March 20, 1998. File No. 333-42707)
     10.6 1998 Directors' Stock Option Plan (Filed as exhibit 10.6 to the Company's Registration Statement on Form S-1, effective March 20, 1998. File No. 333-42707)
     10.7 Agreement and Plan of Merger by and among Cybershop International, Inc., MG Acquisition Corp., The Magellan Group, Inc., Ian S. Phillips and Howard J. Kuntz III dated as of June 1, 1999 (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K. File No. 0-23901)
     10.8 Employment Agreement dated June 1, 1999, by and between Ian S. Phillips and MG Acquisition Corp which is a wholly owned subsidiary of Cybershop International, Inc. (Incorporated by reference to Exhibit
          10.2 of the Registrant's Report on Form 10Q for the fiscal quarter ended June 30, 1999. File No. 000-23901)
     10.9 Warrant Agreement dated as of March, 1998 between the Company and C.E. Unterberg, Towbin and Fahnstock & Co., Inc., including Warrant Certificate of the Company (Filed as exhibit 10.9 to the Company's Registration Statement on Form S-1, effective March 20, 1998. File No. 333-42707)
     10.10 Employment Agreement dated June 1, 1999, by and between Howard J. Kuntz III and MG Acquisition Corp which is a wholly owned subsidiary of Cybershop International, Inc. (Incorporated by reference to Exhibit
          10.3 of the Registrant's Report on Form 10Q for the fiscal quarter ended June 30, 1999. File No. 000-23901)
     10.11 Securities Purchase Agreement dated September 30, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to Exhibit 10.4 of the Registrant's Report on Form 10Q for the fiscal quarter ended September 30, 1999. File No. 000-23901)
     10.12 Registration Rights Agreement dated September 30, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to Exhibit 10.4 of the Registrant's Report on Form 10Q for the fiscal quarter ended September 30, 1999. File No. 000-23901)
     10.13 Securities Purchase Agreement dated December 8, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to Exhibit 10.13 of the Registrant's Form 10K for the year ended December 31, 1999. File No. 000-23901.)
     10.14 Registration Rights Agreement dated December 8, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to Exhibit 10.14 of the Registrant's report on Form 10K for the year ended December 31, 1999. File No. 000-23901.)
     10.15 General release dated February 14, 2000, by and between Jeffrey Leist and Cybershop.com, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant's report on Form 10K for the year ended December 31, 1999. File No. 000-23901.)
     10.16 Modification to Employment Agreement dated February 7, 1999, by and between Jeffrey Leist and Cybershop.com, Inc., dated March 29, 2000 (Incorporated by reference to Exhibit 10.16 of the Registrant's report on Form 10K for the year ended December 31, 1999. File No. 000-23901.)
     10.17 Severance Agreement and General release dated January 20, 2000, by and between Edward Mufson and Cybershop.com, Inc. (Incorporated by reference to Exhibit 10.17 of the Registrant's report on Form 10K for the year ended December 31, 1999. File No, 000-23901.)
     10.18 Employment Agreement dated February 7, 2000, by and between Kevin S. Miller and Cybershop.com, Inc.(Incorporated by reference to Exhibit
          10.18 of the Registrants report on Form 10K for the year ended December 31, 1999. File No 000-23901.)
     10.19 Agreement dated January 12th, 2000, by and between Tops Appliance City, Inc. and Cybershop Holding Corp, which is a wholly owned subsidiary of Cybershop.com, Inc. (Incorporated by Reference to Exhibit 10.19 of the Registrant's report on Form 10K for the year ended December 31, 1999. File No 000-23901.)

11. Statement re computation of per share earnings: Statement regarding computation of per share earnings is not required because the computation can be readily determined from the material contained in the financial statements included herein.

13.   Annual report to security holders:  None

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


Date: May 15, 2000              By: /s/ Jeffrey S. Tauber

                                    Jeffrey S. Tauber
                                    Chief Executive Officer and
                                    Chairman of the Board of Directors
                                    (Principal Executive Officer)


Date: May 15, 2000              By: /s/Stephen Del Vecchia

                                    Stephen Del Vecchia
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)