Form 10-Q
period 2000-06-30
GSV INC
filed 2000-08-15
CIK 1051591

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                              Yes /x/  No / /

The number of shares of the Registrant's common stock, par value $.001 per share, outstanding on August 11, 2000 was 10,689,228 shares.

                           GSV, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                          Page
PART I.  FINANCIAL INFORMATION                                           Number
                                                                         ------

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of June 30, 2000
         (unaudited) and December 31, 1999                                  2

         Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 2000 and 1999 (unaudited)      3

         Consolidated Statements of Cash Flows for the
         Six Months ended June 30, 2000 and 1999 (unaudited)                4

         Notes to Consolidated Financial Statements                         5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                 14

PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                           GSV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,        December 31,
                                                                         2000              1999
                                                                     (Unaudited)
                                                                     ------------      ------------
         ASSETS
Current Assets:
     Cash and cash equivalents                                       $  4,782,000      $  8,471,000
     Accounts receivable, net of allowance for doubtful accounts
       of $103,000 and $106,000, respectively                           1,402,000         1,119,000
     Inventories                                                          155,000           282,000
     Prepaid expenses and other current assets                            617,000           937,000
                                                                     ------------      ------------
       Total current assets                                             6,956,000        10,809,000
Investment                                                                900,000                --
Property and equipment, net                                               879,000         1,032,000
Goodwill, net                                                                  --        13,137,000
Other assets                                                              720,000           705,000
                                                                     ------------      ------------

       Total assets                                                  $  9,455,000      $ 25,683,000
                                                                     ============      ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $  2,437,000      $  4,383,000
     Accrued liabilities                                                  781,000           860,000
     Current portion of capital lease obligation                           71,000            74,000
                                                                     ------------      ------------
       Total current liabilities                                        3,289,000         5,317,000
Deferred rent                                                              79,000            84,000
                                                                     ------------      ------------

       Total liabilities                                                3,368,000         5,401,000
                                                                     ------------      ------------

Stockholders' equity:
     Common stock, $.001 par value; 75,000,000 shares
       authorized; 10,689,228 and 10,033,961 shares issued and
       outstanding, respectively                                           11,000            10,000
     Additional paid-in capital                                        37,996,000        37,878,000
     Accumulated deficit                                              (31,920,000)      (17,606,000)
                                                                     ------------      ------------
       Total stockholders' equity                                       6,087,000        20,282,000
                                                                     ------------      ------------

       Total liabilities and stockholders' equity                    $  9,455,000      $ 25,683,000
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

                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

====================================================================================================================
                                                   Three Months Ended June 30,         Six Months Ended June 30,
--------------------------------------------------------------------------------------------------------------------
                                                     2000              1999              2000               1999
                                                 ------------      ------------      ------------      -------------
General and administrative                       $    653,000      $    793,000      $  1,227,000      $  1,441,000
                                                 ------------      ------------      ------------      -------------
       Total operating expenses                       653,000           793,000         1,227,000         1,441,000
Loss from continuing operations before               (653,000)         (793,000)       (1,227,000)       (1,441,000)
interest income
Interest income, net                                   72,000            93,000           153,000           215,000
                                                 ------------      ------------      ------------      -------------
Loss from continuing operations                      (581,000)         (700,000)       (1,074,000)       (1,226,000)
Discontinued operations:
     Loss from operations                            (484,000)       (1,173,000)       (1,799,000)       (2,485,000)
     Estimated loss on disposal                   (11,656,000)               --       (11,441,000)               --
                                                 ------------      ------------      ------------      -------------
     Total discontinued operations                (12,140,000)       (1,173,000)      (13,240,000)       (2,485,000)
                                                 ------------      ------------      ------------      -------------
Net loss                                         $(12,721,000)     $ (1,873,000)     $(14,314,000)     $ (3,711,000)
                                                 ============      ============      ============      ============

Basic and diluted net loss per common share:
loss per common share from continuing            $      (0.05)     $      (0.09)     $      (0.10)     $      (0.16)
operations
effect of adjustable common stock warrants                 --                --             (0.30)               --
                                                 ------------      ------------      ------------      -------------
loss per common share from continuing
operations including effect of adjustable
common stock warrants                                   (0.05)            (0.09)            (0.40)            (0.16)
loss per common share from discontinued
operations                                              (0.05)            (0.15)            (0.17)            (0.32)
loss per common share from estimated loss
on disposal of discontinued operations                  (1.09)               --             (1.09)               --
                                                 ------------      ------------      ------------      -------------
Net loss per common share including
effect of adjustable common stock warrants       $      (1.19)     $      (0.24)     $      (1.66)     $      (0.48)
                                                 ============      ============      ============      =============
Weighted average common shares
outstanding, basic and diluted                     10,689,000         7,910,000        10,501,000         7,702,000
====================================================================================================================

   The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Six Months Ended June 30,
                                                                                   ------------------------------
                                                                                       2000              1999
                                                                                   ------------      ------------
Cash flows from operating activities:
   Net loss                                                                        $(14,314,000)     $ (3,711,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                     182,000           344,000
       Amortization of goodwill                                                       1,488,000           240,000
       Non-cash compensation expense                                                     32,000            24,000
       Minority interest                                                                     --          (244,000)
       Estimated loss on disposal of discontinued
       operations                                                                    11,441,000                --
       Increase (decrease) in cash from changes in:
          Accounts receivable, net                                                     (283,000)         (515,000)
          Inventories                                                                   127,000          (280,000)
          Prepaid expenses and other                                                    320,000           (76,000)
          Other assets                                                                  (15,000)           77,000
          Accounts payable                                                           (1,946,000)        1,276,000
          Accrued liabilities                                                          (774,000)         (598,000)
          Deferred revenues                                                                  --           (23,000)
          Deferred rent                                                                  (5,000)           58,000
                                                                                   ------------      ------------
               Net cash used in operating activities                                 (3,747,000)       (3,428,000)
                                                                                   ------------      ------------

Cash flows from investing activities:
     Purchases of property and equipment                                                (29,000)         (206,000)
     Acquisition of businesses, net of cash acquired                                                   (6,281,000)
                                                                                   ------------      ------------
               Net cash used in investing activities                                    (29,000)       (6,487,000)

Cash flows from financing activities:
     Proceeds from exercise of stock options                                             87,000           351,000
                                                                                   ------------      ------------
               Net cash provided by financing activities                                 87,000           351,000
                                                                                   ------------      ------------

               Net decrease in cash                                                  (3,689,000)       (9,564,000)

Cash and cash equivalents, beginning of period                                        8,471,000        12,285,000
                                                                                   ------------      ------------

Cash and cash equivalents, end of period                                           $  4,782,000      $  2,721,000
                                                                                   ============      ============
Supplemental cash flow information:
     Common stock issued in connection with acquisition                            $         --      $  8,125,000

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

      Prior to February 2000 the company was an online consumer and direct response retailer, when in early February 2000 it announced a change in its core strategy to Internet incubator and investment company . Since that time the company has closed two operating divisions, Cybershop.com and electronics.net, and on August 14, 2000 sold its remaining retailing subsidiary, Tools for Living, to the former owners of Tools for Living. Tools for Living was purchased by the Company in June 1999.

      The information presented as of June 30, 2000, and for the six-month periods ending June 30, 2000 and 1999, is unaudited, but, in the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2000, the results of its operations for the six -month periods ended June 30, 2000 and 1999 and its cash flows for the six-month periods ended June 30, 2000 and 1999. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Discontinued Operations

      Consistent with the change to its Internet incubator and investment strategy, in February of 2000 the Company began the process of discontinuing its two online retailing divisions, Cybershop.com and electronics.net. The operations of the Cybershop.com division were discontinued in February of 2000 and in the same month the Company entered into a letter of intent to sell electronics.net to two former executives of the Company. The letter of intent was subsequently terminated, and in May of 2000 electronics.net was also discontinued. In August of 2000, the Company sold its remaining retailing subsidiary, Tools for Living (purchased by the Company in June 1999) to two executives of Tools for Living, who were also the former owners of Tools for Living, for consideration including (i) approximately 896,000 shares of common stock of GSV, Inc., (ii) the purchasers' assumption of the liabilities of Tools for Living, and (iii) the release of all obligations owing by the Company to the former owners including the obligations under their respective employment agreements. This sale substantially completes the Company's divestiture of its retailing assets and the transition to its recently adopted Internet incubator and investment strategy.

      As a result, the consolidated financial statements and accompanying notes reflect Cybershop.com, electronics.net and Tools for Living as discontinued operations. The measurement date for the closing of Cybershop.com was December 31, 1999. An estimated loss on disposal relating to Cybershop.com of $435,000 was reflected in the Company's consolidated statement of operations for the year ended December 31, 1999. Actual results for the six months ended June 30, 2000 for Cybershop.com included operating losses of $307,000, a $1,000,000 gain on the sale of the cybershop.com domain name, and reductions in the carrying amounts of current assets and fixed assets of $120,000 and $415,000, respectively. During the six months ended June 30, 2000 the provision was reduced by $444,000 reflecting lower than anticipated losses for Cybershop.com, and is reflected within Loss on disposal of discontinued operations in the accompanying unaudited consolidated statements of operations.

      Total losses of $1,799,000 from discontinued operations for the six months ended June 30, 2000 consist of $84,000 of losses related to electronics.net and $1,715,000 of losses (including $1,487,000 of amortization of goodwill) related to Tools for Living. For the second quarter of 2000 Tools for Living had net income from discontinued operations of $260,000 before amortization of goodwill. Total losses of $2,485,000 from discontinued operations for the six months ended June 30, 1999 consist of $2,326,000 of losses related to Cybershop.com, $498,000 of losses related to electronics.net and $339,000 of income related to Tools for Living. Losses associated with the closing of electronics.net and the sale of Tools for Living of $2,000 and $11,883,000, respectively, are reflected within Loss on disposal of discontinued operations in the accompanying unaudited consolidated statements of operations for the six months ended June 30, 2000. The loss on disposal associated with the sale of Tools for Living includes a write off of approximately $11,650,000 related to unamortized goodwill, as well as $234,000 of losses expected to be incurred from the measurement date through the date of disposal. The measurement dates for the closing of electronics.net and the sale of Tools for Living are March 31, 2000 and June 30, 2000, respectively. The consolidated net provision for discontinued operations as of June 30, 2000 is $419,000. Net revenues applicable to electronics.net for the six months ended June 30, 2000, during only four of which electronics.net was in operation, was $340,000, and net revenues applicable to electronics.net for the same period of the prior year was $615,000, for which electronics.net was in operation for the full period. Net revenues applicable to Tools for Living during the first and second quarter of 2000 were $4,214,000 and $2,389,000 respectively. Revenues applicable to Tools for Living for June 1999, the first month of operation, were $1,240,000.

The carrying value of the remaining assets and liabilities of electronics.net as of June 30, 2000 are as follows:

            Accounts receivable, net                      $ 209,000
            Property plant and equipment, net                27,000
            Other assets                                    636,000
            Current liabilities                            (737,000)
                                                          ---------
            Net assets                                    $ 135,000
                                                          =========

The carrying value of the assets and liabilities of Tools for Living as of June 30, 2000 are as follows:

            Cash                                          $   154,000
            Accounts receivable, net                          654,000
            Inventory                                         155,000
            Prepaid expenses and other current assets         298,000
            Property plant and equipment, net                  44,000
            Other assets                                        8,000
            Current liabilities                            (1,663,000)
                                                          -----------
            Net liabilities of discontinued operation     $  (350,000)
                                                          ===========

4. Investment

      In conjunction with the sale of the operating assets of the discontinued Cybershop.com operating division, in March of 2000, the Company completed the sale of its cybershop.com domain name and customer lists. In exchange, the Company received (i) $100,000 in cash and (ii) equity in a privately owned company valued at approximately $900,000. The investment is treated as available for sale and is valued on the cost basis in the accompanying consolidated balance sheet as of June 30, 2000.

5. Shareholders' Equity

      Pursuant to the terms of a private placement of equity securities of the Company, completed on December 8, 1999, the Company issued 613,486 shares of common stock in February 2000 upon the exercise of common stock warrants ("adjustable commons stock warrants"), at an effective exercise price of $.001 per share.

6. Stock Option Plan

      During the six months ended June 30, 2000, options to purchase approximately 900,000 shares of the Company's Common Stock were granted, at market value on date of grant, to employees under the 1998 Stock Option Plan.

7. Net Loss Per Common Share

      Basic and diluted net loss per common share is calculated by dividing net loss per common share after effect of adjustable common stock warrants, as explained below, by the weighted average number of shares of common stock outstanding during the period as follows:

                                                               For the Six Months Ended June 30,
                                 ---------------------------------------------------------------------------------------
                                                      2000                                        1999
                                 -------------------------------------------    ----------------------------------------
                                                                      Per                                       Per
                                                                      ---                                       ---
                                      Loss           Shares          Share         Loss           Shares        Share
                                      ----           ------          -----         ----           ------        -----
Loss from continuing
operations                       $ (1,074,000)     10,501,000     $    (0.10)  $  (1,226,000)    7,702,000    $    (0.16)
Effect of adjustable common
stock warrants                     (3,163,000)                         (0.30)             --                          --
                                 ------------      ----------     ----------    ------------     ---------    ----------
Loss from continuing
operations including effect
of adjustable common stock
warrants                           (4,237,000)     10,501,000          (0.40)     (1,226,000)    7,702,000         (0.16)
Loss from discontinued
operations                         (1,799,000)                         (0.17)     (2,485,000)                      (0.32)
Estimated loss on disposal
of discontinued operations        (11,441,000)                         (1.09)             --                          --
                                 ------------      ----------     ----------    ------------     ---------    ----------
Net loss including effect of
adjustable common stock
warrants                         $(17,477,000)     10,501,000     $    (1.66)   $ (3,711,000)    7,702,000    $    (0.48)
                                 ============      ==========     ==========    ============     =========    ==========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

      From time to time, the Company may publish statements which are not historical fact, but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, investments in other companies, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," "will," "expect," "anticipate," "intend," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, those set forth under "Overview" and "Liquidity and Capital Resources" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its key markets, the Company's dependence on its strategic alliances and key suppliers and distributors, and the risks associated with capacity constraints, systems development, the management of growth, the inherent risks and uncertainties of litigation, the risks of new business areas, as well as such risks (or others) that exist to any portfolio company in which the Company invests. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the facts set forth in other reports or documents that the Company has filed or files from time to time with the SEC.

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

      Prior to February 2000 the company was an online consumer and direct response retailer, when in early February 2000 it announced a change in its core strategy to Internet incubator and investment company. Since that time the company has closed two operating divisions, Cybershop.com and electronics.net, and on August 14, 2000 sold its remaining retailing subsidiary, Tools for Living, to the former owners of that Company. Tools for Living was purchased by the Company in June 1999.

Results of Operations

Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, and general corporate expenses. General and administrative expenses decreased by 18%, or $140,000 to $653,000 in the second quarter of 2000 from $793,000 in the second quarter of 1999. The decrease in the current period is the result of an increased emphasis on overhead reduction and capital preservation.

Interest income, net: Interest income decreased $21,000 to $72,000 in the second quarter of 2000 from $93,000 in the first quarter of 1999. The decrease is primarily the result of a decrease in average cash and cash equivalents offset by slightly higher interest rates.

Net Losses: Loss from continuing operations decreased by $119,000 from $700,000 in the second quarter of 1999, or ($0.09) per basic and diluted common share, to $581,000 in the second quarter of 2000, or ($0.05) per basic and diluted common share. Net loss in the second quarter of 2000 was $12,721,000, or ($1.19) per basic and diluted common share, as compared to $1,873,000 or ($0.24) in the second quarter of 1999. The increase in net loss in the second quarter of 2000 included a $11,656,000 net loss on disposal of discontinued operations, primarily attributable to the sale of the Tools for Living Division as discussed more fully below.

Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, and general corporate expenses. General and administrative expenses decreased by 15%, or $214,000 to $1,227,000 in first six months of 2000 from $1,441,000 in the same period of 1999. The decrease in the current period is the result of an increased emphasis on overhead reduction and capital preservation.

Interest income, net: Interest income decreased $62,000 to $153,000 in the first six months of 2000 from $215,000 in the same period of 1999. The decrease is primarily the result of a decrease in average cash and cash equivalents offset by slightly higher interest rates.

Net Losses: Loss from continuing operations decreased by $152,000 from $1,226,000 in the first six months of 1999, or ($0.16) per basic and diluted common share, to $1,074,000 in the same period of 2000, or ($0.10) per basic and diluted common share. After the effect of adjustable common stock warrants, loss per common share from continuing operations was ($0.40) in 2000. Net loss in the first six months of 2000 was $14,314,000, or ($1.36) per basic and diluted common share, as compared to $3,711,000 or ($0.48) in the same period of 1999. After the effect of adjustable common stock warrants net loss per common share was ($1.66) for the first six months of 2000. The increase in net loss in the first six months of 2000 included a $11,441,000 net loss on disposal of discontinued operations, primarily attributable to the sale of the Tools for Living Division as discussed more fully below.

Liquidity and Capital Resources

      Net cash used in operations increased $319,000, from $3,428,000 in the first six months of 1999 to $3,747,000 in the first six months of 2000, as the Company continues to resolve its accounts payable and accrued liabilities related to the closed Cybershop.com and electronics.net operations, while it actively reduces operating expenses going forward.

      Net cash used in investing activities during the first six months of 2000 was $29,000 as compared to $6,487,000 in the same period of the prior year. The current periods use of cash related to the purchase of property and equipment, primarily computer equipment, whereas the use of cash in the same period of the prior year represented $6,281,000 related to acquisitions, primarily of Tools for Living, as well as purchases of property and equipment of $206,000.

      Net cash provided by financing activities during the first six months of 2000 was $87,000 as compared to $351,000 in the same period of the prior year. Sources of cash during both periods were the result of proceeds on the exercise of employee stock options.

      The Company believes that its existing capital resources will enable it to maintain its operations at existing levels for at least the next twelve months. The Company is, however, currently considering the funding requirements associated with its new Internet incubator and investment operations, including the need for additional debt and/or equity financing. The sufficiency of the Company's capital resources is substantially dependent upon the number of investments the Company funds. Accordingly it is difficult to project the Company's capital needs. However, the Company will evaluate potential investments in terms of its then existing capital resources and the availability of additional debt or equity financing and will ultimately decide on an investment according to the sufficiency of those resources to fund the potential investment as well as continuing operating requirements. There can be no assurance that any additional financing or other sources of capital will be available to the Company upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, financial condition and operating results, and could significantly slow the pace of development of its Internet incubator and investment operations.

Discontinued Operations

      As discussed above, in February of 2000 the Company began the process of discontinuing its two online retailing divisions, Cybershop.com and electronics.net. The operations of the Cybershop.com division were discontinued in February of 2000 and in the same month the Company entered into a letter of intent to sell electronics.net to two former executives of the Company. The letter of intent was subsequently terminated, and in May of 2000 electronics.net was also discontinued. In August of 2000, the Company sold its remaining retailing subsidiary, Tools for Living (purchased by the Company in June 1999) to two executives of Tools for Living, who were also the former owners of Tools for Living, for consideration including (i) approximately 896,000 shares of common stock of GSV, Inc., (ii) the purchasers' assumption of the liabilities of Tools for Living, and (iii) the release of all obligations owing by the Company to the former owners including the obligations under their respective employment agreements. This sale substantially completes the Company's divestiture of its retailing assets and the transition to its recently adopted Internet incubator and investment strategy.

      As a result, the consolidated financial statements and accompanying notes reflect Cybershop.com, electronics.net and Tools for Living as discontinued operations. The measurement date for the closing of Cybershop.com was December 31, 1999. An estimated loss on disposal relating to Cybershop.com of $435,000 was reflected in the Company's consolidated statement of operations for the year ended December 31, 1999. Actual results for the six months ended June 30, 2000 for Cybershop.com included operating losses of $307,000, a $1,000,000 gain on the sale of the cybershop.com domain name, and reductions in the carrying amounts of current assets and fixed assets of $120,000 and $415,000, respectively. During the six months ended June 30, 2000 the provision was reduced by $444,000 reflecting lower than anticipated losses for Cybershop.com, and is reflected within Loss on disposal of discontinued operations in the accompanying unaudited consolidated statements of operations.

      Total losses of $1,799,000 from discontinued operations for the six months ended June 30, 2000 consist of $84,000 of losses related to electronics.net and $1,715,000 of losses (including $1,487,000 of amortization of goodwill) related to Tools for Living. For the second quarter of 2000 Tools for Living had net income from discontinued operations of $260,000 before amortization of goodwill. Total losses of $2,485,000 from discontinued operations for the six months ended June 30, 1999 consist of $2,326,000 of losses related to Cybershop.com, $498,000 of losses related to electronics.net and $339,000 of income related to Tools for Living. Losses associated with the closing of electronics.net and the sale of Tools for Living of $2,000 and $11,883,000, respectively, are reflected within Loss on disposal of discontinued operations in the accompanying unaudited consolidated statements of operations for the six months ended June 30, 2000. The loss on disposal associated with the sale of Tools for Living includes a write off of approximately $11,650,000 related to unamortized goodwill, as well as $234,000 of losses expected to be incurred from the measurement date through the date of disposal. The measurement dates for the closing of electronics.net and the sale of Tools for Living are March 31, 2000 and June 30, 2000, respectively. The consolidated net provision for discontinued operations as of June 30, 2000 is $419,000. Net revenues applicable to electronics.net for the six months ended June 30, 2000, during only four of which electronics.net was in operation, was $340,000, and net revenues applicable to electronics.net for the same period of the prior year was $615,000, for which electronics.net was in operation for the full period. Net revenues applicable to Tools for Living during the first and second quarter of 2000 were $4,214,000 and $2,389,000 respectively. Avenues applicable to Tools for Living for June 1999, the first month of operation, were $1,240,000

Continued Listing on Nasdaq National Market

      The Company's stock currently trades on the Nasdaq National Stock Market under the symbol GSVI. During the second quarter of 2000 the Company was notified by NASDAQ that it was failing to meet the minimum $1.00 bid price requirement for continued listing on the Nasdaq National Stock Market. The Company has until September 18, 2000 to either demonstrate compliance with this rule or appeal NASDAQ's determination regarding compliance. An appeal will stay the delisting of the Company's common stock pending resolution of the appeal. If, at anytime before September 18, 2000, the bid price of the Company's common stock has been at least $1.00 for a minimum of 10 consecutive trading days, NASDAQ will withdraw the notification, provided the Company is otherwise in compliance with the continued listing requirements.

      As part of its effort to maintain its NASDAQ listing the Board of Directors has approved a one for five reverse stock split of the Company's common stock, and the Company will hold a special meeting of stockholders on August 30, 2000 in order to obtain shareholder approval. If effected, the reverse stock split will reduce the number of shares of Common Stock issued and outstanding.

      The Company hopes that it will maintain its NASDAQ National Market listing, but there can be no assurance that it will be able to do so. Should the Company be unsuccessful, it intends to pursue alternative exchanges for trading its securities, but there can be no assurance that it will be able to do so.

Subsequent Investments

Telephone.com

      In July 2000, the Company closed a $1.5 million investment in Telephone.com, Inc., an online business exchange and vertical marketplace targeting the telecommunications industry. The investment is GSV's most significant since its recent adoption of an Internet incubator and investment strategy.

      Under the terms of the transaction, GSV will receive $1.5 million preferred stock convertible into common stock representing approximately a 9% ownership interest in Telephone.com, along with warrants to purchase an additional stake in Telephone.com.

MeetChina.com

      In August 2000, the Company invested $200,000 in a joint venture with Total Film Group, Inc. to invest in MeetChina.com, a leading Chinese B2B e-commerce trading portal.

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


Date: August 14, 2000       By: /s/ Jeffrey S. Tauber

                                Jeffrey S. Tauber
                                Chief Executive Officer and
                                Chairman of the Board of Directors
                               (Principal Executive Officer)

Date: August 14, 2000       By: /s/Stephen Del Vecchia

                                Stephen Del Vecchia
                                Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)