Form 10-Q
period 2000-09-30
GSV INC
filed 2000-11-15
CIK 1051591

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (201) 395-0700



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

The number of shares of the Registrant's common stock, par value $.001 per share, outstanding on November 14, 2000 was 1,866,036 shares.

                           GSV, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                                 Page
                                                                                                Number
                                                                                                ------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of September 30, 2000
            (unaudited) and December 31, 1999                                                      2

            Consolidated Statements of Operations for the
            Three and Nine Months Ended September 30, 2000 and 1999 (unaudited)                    3

            Consolidated Statements of Cash Flows for the
            Nine Months ended September 30, 2000 and 1999 (unaudited)                              4

            Notes to Consolidated Financial Statements                                             5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                              8

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                                      13

SIGNATURES                                                                                        14

PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                           GSV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,       December 31,
                                                                                           2000               1999
                                                                                       (Unaudited)
                                                                                      ---------------    ----------------
         ASSETS
Current Assets:
     Cash and cash equivalents                                                           $ 2,632,000         $ 8,471,000
     Accounts receivable, net of allowance for doubtful accounts
       of $99,000 and $106,000, respectively                                                 352,000           1,119,000
     Inventories                                                                                   0             282,000
     Prepaid expenses and other current assets                                               208,000             937,000
                                                                                      ---------------    ----------------
       Total current assets                                                                3,192,000          10,809,000
Investments                                                                                2,778,000                  --
Property and equipment, net                                                                  723,000           1,032,000
Goodwill, net                                                                                     --          13,137,000
Other assets                                                                                 719,000             705,000
                                                                                      ---------------    ----------------

       Total assets                                                                      $ 7,412,000         $25,683,000
                                                                                      ===============    ================

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                    $ 1,182,000         $ 4,383,000
     Accrued liabilities                                                                     304,000             860,000
     Current portion of capital lease obligation                                              71,000              74,000
                                                                                      ---------------    ----------------
       Total current liabilities                                                           1,557,000           5,317,000
Deferred rent                                                                                 77,000              84,000
                                                                                      ---------------    ----------------

       Total liabilities                                                                   1,634,000           5,401,000
                                                                                      ---------------    ----------------

Stockholders' equity:
     Common stock, $.001 par value; 75,000,000 shares
       authorized; 1,958,186 and 2,006,792 shares issued
       and outstanding, respectively                                                           2,000               2,000
     Additional paid-in capital                                                           38,009,000          37,886,000
     Treasury Stock                                                                         (336,000)
     Accumulated deficit                                                                 (31,897,000)        (17,606,000)
                                                                                      ---------------    ----------------

                                                                                      ---------------    ----------------
       Total stockholders' equity                                                          5,778,000          20,282,000
                                                                                      ---------------    ----------------

       Total liabilities and stockholders' equity                                        $ 7,412,000         $25,683,000
                                                                                      ===============    ================

    The accompanying notes to the unaudited consolidated financial statements are an integral part of these balance sheets.

          ALL STATEMENTS OF SHARES AND EARNINGS PER SHARE CALCULATIONS
            REFLECT THE 1 FOR 5 REVERSE STOCK SPLIT OF AUGUST 2000.

                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



------------------------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended September 30,      Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                  2000               1999               2000               1999
                                                              ------------       ------------       ------------       ------------
General and administrative                                    $    559,000       $  1,584,000       $  1,786,000       $  4,804,000
                                                              ------------       ------------       ------------       ------------
       Total operating expenses                                    559,000          1,584,000          1,786,000          4,804,000
Loss on Investments Held for sale                                 (150,000)                 0           (150,000)                 0
Loss from continuing operations before                            (709,000)        (1,584,000)        (1,936,000)        (4,804,000)
Interest income
Interest income, net                                                58,000             15,000            211,000            230,000
                                                              ------------       ------------       ------------       ------------
Loss from continuing operations                                   (651,000)        (1,569,000)        (1,725,000)        (4,574,000)
  Discontinued operations:
     Gain/(Loss) from operations                                   (14,000)          (593,000)        (1,813,000)        (1,299,000)
     Estimated loss on disposal                                    690,000                 --        (10,751,000)                --
                                                              ------------       ------------       ------------       ------------
     Total discontinued operations                                 676,000           (593,000)       (12,564,000)        (1,299,000)
                                                              ------------       ------------       ------------       ------------
Net loss                                                      $     25,000       $ (2,162,000)      $(14,289,000)      $ (5,873,000)
                                                              ============       ============       ============       ============

Basic and diluted net loss per common share:
Loss per common share from continuing operations              $       (.33)      $       (.92)      $      (0.84)      ($      2.86)
Effect of adjustable common stock warrants                              --                 --              (1.54)                --
                                                              ------------       ------------       ------------       ------------
Loss per common share from continuing
operations including effect of adjustable
common stock warrants                                                 (.33)              (.92)             (2.38)             (2.86)
Gain/(Loss) per common share from
discontinued operations                                               (.01)              (.34)              (.88)             (0.81)
Loss per common share from estimated Loss
on disposal of discontinued operations                                 .35                                 (5.24)                --
                                                              ------------       ------------       ------------       ------------
Net loss per common share including
effect of adjustable common stock warrants
                                                              $        .01       $      (1.26)      $      (8.50)      $      (3.67)
                                                              ============       ============       ============       ============

Weighted average common shares
outstanding, basic and diluted                                   1,958,000          1,720,000           2,052000          1,600,000
                                                              ------------       ------------       ------------       ------------

    The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

Reflects the divestiture of Tools for Living completed August 14, 2000.

                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  Nine Months Ended September 30,
                                                                                               ------------------------------------
                                                                                                   2000                    1999
                                                                                               ------------            ------------
Cash flows from operating activities:
   Net loss                                                                                    $(14,289,000)           $ (5,873,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                                 253,000                 508,000
       Amortization                                                                                                         990,000
       Non-cash compensation expense                                                                 32,000                  36,000
       Minority interest                                                                                 --                (253,000)
       Estimated loss on disposal of discontinued
       Operations & Discontinued Operations                                                      12,564,000                      --
       Increase (decrease) in cash from changes in:
          Accounts receivable, net                                                                  737,000                (613,000)
          Inventories                                                                               282,000                (517,000)
          Prepaid expenses and other                                                                723,000                 (80,000)
          Other assets                                                                              (14,000)                 97,000
          Accounts payable                                                                       (3,281,000)              1,844,000
          Accrued liabilities                                                                      (598,000)             (1,027,000)
          Deferred revenues                                                                              --                 (23,000)
          Deferred rent                                                                              (7,000)                (23,000)
                                                                                               ------------            ------------
               Net cash used in operating activities                                             (3,598,000)             (4,934,000)
                                                                                               ------------            ------------

Cash flows from investing activities:
     Purchases of property and equipment                                                                  0                (438,000)
     Acquisition of businesses, net of cash acquired                                             (1,878,000)             (6,658,000)
                                                                                               ------------            ------------
               Net cash used in investing activities                                             (1,878,000)             (7,096,000)
Cash flows from financing activities:
     Purchase of Treasury Stock                                                                    (450,000)                     --
     Proceeds from exercise of stock options                                                         87,000               5,459,000
                                                                                               ------------            ------------
          Net cash (used in)provided by financing activities                                       (363,000)              5,459,000
                                                                                               ------------            ------------

               Net decrease in cash                                                              (5,839,000)             (6,571,000)

Cash and cash equivalents, beginning of period                                                    8,471,000              12,285,000
                                                                                               ------------            ------------

Cash and cash equivalents, end of period                                                       $  2,632,000            $  5,714,000
                                                                                               ============            ============
Supplemental cash flow information:
     Common stock issued in connection with acquisition                                        $         --            $  8,125,000


    The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.
     Reflects the Divestiture of Tools for Living completed August 14, 2000.

                           GSV, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

         Through its Internet incubator and investment operations, the Company aims to identify and develop attractive early stage Internet companies, and to provide these companies, as needed, with management, marketing, financing (including early stage seed capital), human resources, accounting resources, use of its facilities and its extensive expertise in business development. In exchange for these services the Company will seek equity positions in these companies commensurate with the level and nature of services and investments provided and the stage of their development.

         Prior to February 2000 the Company was an online consumer and direct response retailer. In early February 2000, it announced a change in its core strategy to Internet incubator and investment company. Since that time the Company has closed two operating divisions, Cybershop.com and electronics.net, and on August 14, 2000 sold its remaining retailing subsidiary, Tools for Living, to the former owners of Tools for Living. Tools for Living had been purchased by the Company in June 1999.

         The information presented as of September 30, 2000, and for the nine-month periods ending September 30, 2000 and 1999, is unaudited, but, in the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2000, the results of its operations for the nine -month periods ended September 30, 2000 and 1999 and its cash flows for the nine-month periods ended September 30, 2000 and 1999. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.       DISCONTINUED OPERATIONS

         Consistent with the change to its Internet incubator and investment strategy, in February 2000, the Company began the process of discontinuing its two online retailing divisions, Cybershop.com and electronics.net. The operations of the Cybershop.com division were discontinued in February 2000. In the same month the Company entered into a letter of intent to sell electronics.net to two former executives of the Company. The letter of intent was subsequently terminated, and in May 2000, electronics.net was also discontinued. In August 2000, the Company sold its remaining retailing subsidiary, Tools for Living (purchased by the Company in June 1999). Tools for Living was acquired by the former owners of Tools for Living, for consideration including: (i) approximately 179,000 shares of common stock of GSV, Inc., (ii) the purchasers' assumption of the liabilities of Tools for Living, and (iii) the release of all obligations owing by the Company to the former owners, including the obligations under their respective employment agreements. This sale substantially completes the Company's divestiture of its retailing assets.

         As a result, the consolidated financial statements and accompanying notes reflect Cybershop.com and electronics.net as discontinued operations.
Further, the Company disposed of Tools for Living on August 14, 2000 and no longer accounts for its operations. The measurement date for the closing of Cybershop.com was December 31, 1999. An estimated loss on disposal relating to Cybershop.com of $435,000 was reflected in the Company's consolidated statement of operations for the year ended December 31, 1999. Actual results for the nine months ended September 30, 2000 for GSV, Inc. included operating losses of $1,725,000, a loss from discontinued operations of $1,813,000 and a loss of $10,751,000 on disposal of assets. This was due mainly to the write down of goodwill related to the sale of Tools for Living completed August 14, 2000. During the nine months ended September 30, 2000 the provision was reduced by $684,000 reflecting lower than anticipated losses for Cybershop.com, and is reflected within Loss on disposal of discontinued operations in the accompanying unaudited consolidated statements of operations.

         The Company, during the quarter ending September 30, 2000, lost $651,000 on continuing operations. The Company lost $14,000 on discontinued operations. During the quarter ended September 30, 2000 the Company recognized a gain of $690,000 on disposal of assets related to the extinguishing of a loan to Tools for Living. The consolidated net provision for discontinued operations as of September 30, 2000 is $178, 000.

The carrying value of the remaining assets and liabilities of electronics.net as of September 30, 2000 are as follows:

         Accounts receivable, Topps Appliances            $   622,000
         Property plant and equipment, net                     22,000
         Other assets                                          14,000
         Current liabilities                                 (153,000)
           Accounts Payable, Topps Appliances                (584,000)
                                                          -----------
         Net assets                                       $    79,000
                                                          ===========

The carrying value of the assets and liabilities of Tools for Living as of September 30, 2000 is zero due to the disposal of assets on August 14, 2000.

3.       INVESTMENT

         In conjunction with the sale of the operating assets of the discontinued Cybershop.com operating division, in March of 2000, the Company completed the sale of its cybershop.com domain name and customer lists. In exchange, the Company received (i) $100,000 in cash and (ii) equity in a privately owned company valued at approximately $900,000. The investment is treated as available for sale and is valued on the market basis in the accompanying consolidated balance sheet as of September 30, 2000. Additionally, management has reviewed its private investment of $900,000 and has written down the market value by $150,000 to $750,000 as of September 30, 2000. During the quarter ended September 30, 2000 , GSV, Inc. actively sought out and made significant investments in the following:

 DATE       AMOUNT          COMPANY
7/13/00   $1,500,000   Telephone.com, convertible preferred stock, convertible to 9% ownership
7/13/00   $  200,000   Meet China.com, common stock
7/13/00   $  200,000   Fasturn.com Series D Preferred
8/24/00   $  125,000   WEEMA Technologies, Inc.

5.       SHAREHOLDERS' EQUITY

         Pursuant to the terms of a private placement of equity securities of the Company, completed on December 8, 1999, the Company issued approximately 123,000 shares of common stock in February 2000 upon the exercise of common stock warrants ("adjustable commons stock warrants"), at an effective exercise price of $.001 per share.

6.       STOCK OPTION PLAN

         During the nine months ended September 30, 2000, options to purchase approximately 180,000 shares of the Company's Common Stock were granted, as adjusted for the August 2000 reverse stock split at market value on date of grant, to employees under the 1998 Stock Option Plan.

7.       NET LOSS PER COMMON SHARE

         Basic and diluted net loss per common share is calculated by dividing net loss per common share after effect of adjustable common stock warrants, and adjusted for a 1 for 5 reverse split affected August 31, 2000 as explained below, by the weighted average number of shares of common stock outstanding during the period as follows:

                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------------------------------------------------------
                                                               2000                                         1999
                                               --------------------------------------     --------------------------------------
                                                                                 PER                                       PER
                                                   LOSS            SHARES       SHARE         LOSS            SHARES      SHARE
                                               ------------     ------------   ------     ------------     ------------   ------
Loss from continuing operations                $ (1,725,000)       2,063,000   $(0.84)   $  (4,574,000)       1,600,000   $(2.86)
Effect of adjustable
common stock warrants                            (3,163,000)                    (1.54)              --                        --
                                               ------------     ------------   ------     ------------     ------------   ------
Loss from continuing
operations including effect
of adjustable common stock
warrants                                         (4,888,000)       2,063,000    (2.38)      (4,574,000)       1,600,000    (2.86)
Gain/(Loss) from
discontinued operations                          (1,813,000)                    (0.88)      (1,299,000)                    (0.81)
Estimated loss on disposal
of discontinued operations                      (10,751,000)                    (5.24)              --                        --
                                               ------------     ------------   ------     ------------     ------------   ------
Net loss including effect of
adjustable common stock
warrants                                       $(17,452,000)       2,052,000   $(8.50)   $  (5,873,000)       1,600,000    $(3.67)
                                               ============     ============   ======     ============     ============    ======

         In calculating the effect on the basic and diluted net loss per common share calculation, of the common stock issued as a result of the adjustable common stock warrants exercised by the parties to the December 8, 1999 private placement, the market value of the Company's common stock on the day before the stock was issued, $5.16 pre-split basis, was multiplied by the number of common shares issued upon exercise of these warrants, resulting in a valuation for loss per common share purposes of $3,163,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

         From time to time, the Company may publish statements which are not historical fact, but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, investments in other companies, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," "will," "expect," "anticipate," "intend," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, those set forth under "Overview" and "Liquidity and Capital Resources" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its key markets, competition from other internet incubator and investment companies, the Company's dependence on its strategic alliances and systems development, the management of growth, the inherent risks and uncertainties of litigation, the risks of new business areas, as well as such risks (or others) that exist to any portfolio company in which the Company invests. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the facts set forth in other reports or documents that the Company has filed or files from time to time with the SEC.

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

         Prior to February 2000 the Company was an online consumer and direct response retailer, when in early February 2000 it announced a change in its core strategy to Internet incubator and investment Company. Since that time the Company has closed two operating divisions, Cybershop.com and electronics.net, and on August 14, 2000 sold its remaining retailing subsidiary, Tools for Living, to the former owners of that Company. Tools for Living had been purchased by the Company in June 1999.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, and general corporate expenses. General and administrative expenses decreased by 65%, or $1,025,000 to $559,000 in the third quarter of 2000 from $1,584,000 in the third quarter of 1999. The decrease in the current period is the result of an increased emphasis on overhead reduction and capital preservation.

Interest income, net: Interest income increased $43,000 to $58,000 in the third quarter of 2000 from $15,000 in the third quarter of 1999. The increase is primarily the result of a increase in average cash and cash equivalents and by slightly higher interest rates.

Net Losses: Loss from continuing operations decreased by $918,000 from $1,569,000 in the third quarter of 1999, or ($0.92) per basic and diluted common share, to $651,000 in the third quarter of 2000, or ($0.33) per basic and diluted common share. Net Gain in the third quarter of 2000 was $25,000 or $.01 per basic and diluted common share, as compared to $2,162,000 or ($1.26) in the third quarter of 1999. The gain in the third quarter 2000 was mainly attributable to the extinguishing of the loan made to Tools for Living.

Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, and general corporate expenses. General and administrative expenses decreased by 63%, or $3,018,000 to $1,786,000 in first nine months of 2000 from $4,804,000 in the same period of 1999. The decrease in the current period is the result of an increased emphasis on overhead reduction and capital preservation.

Interest income, net: Interest income decreased $19,000 to $211,000 in the first nine months of 2000 from $230,000 in the same period of 1999. The decrease is primarily the result of a decrease in average cash and cash equivalents offset by slightly higher interest rates.

Net Losses: Loss from continuing operations decreased by $2,849,000 from $4,574,000 in the first nine months of 1999, or ($2.86) per basic and diluted common share, to $1,725,000 in the same period of 2000, or ($0.84) per share, basic and diluted common share. After the effect of adjustable common stock warrants, loss per common share from continuing operations was ($1.54) in 2000. Net loss in the first nine months of 2000 was $14,289,000 or ($6.96) per basic and diluted common share, as compared to $5,873,000 or ($3.67) in the same period of 1999. After the effect of adjustable common stock warrants net loss per common share was ($8.50) for the first nine months of 2000. The increase in net loss in the first nine months of 2000 included a $11,883,000 net loss on disposal of discontinued operations, primarily attributable to the write down of good will in Tools for Living as discussed more fully below.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations decreased $1,336,000, from $4,934,000 in the first nine months of 1999 to $3,598,000 in the first nine months of 2000. This reflects the Company's ability to reduce operating expenses going forward.

         Net cash used in investing activities during the first nine months of 2000 was $1,878,000 as compared to $7,096,000 in the same period of the prior year. The current periods use of cash related primarily to GSV's investment in early stage internet companies, whereas the use of cash in the same period of the prior year represented $6,281,000 related to acquisitions, primarily of Tools for Living, as well as purchases of property and equipment of $438,000.

         Net cash used in financing activities during the first nine months of 2000 was $363,000 as compared to net cash provided of $5,459,000 in the same period of the prior year. Sources of cash during both periods were the result of proceeds on the exercise of employee stock options and a securities placement during 1999.

         The Company believes that its existing capital resources will enable it to maintain its operations at existing levels for at least the next twelve months. The Company is, however, currently considering the funding requirements associated with its Internet incubator and investment operations, including the need for additional debt and/or equity financing. The sufficiency of the Company's capital resources is substantially dependent upon the number of investments the Company funds. Accordingly it is difficult to project the Company's capital needs. However, the Company will evaluate potential investments in terms of its then existing capital resources and the availability of additional debt or equity financing and will ultimately decide on an investment according to the sufficiency of those resources to fund the potential investment as well as continuing operating requirements. There can be no assurance that any additional financing or other sources of capital will be available to the Company upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, financial condition and operating results, and could significantly slow the pace of development of its Internet incubator and investment operations.

DISCONTINUED OPERATIONS

         As discussed above, in February of 2000 the Company began the process of discontinuing its two online retailing divisions, Cybershop.com and electronics.net. The operations of the Cybershop.com division were discontinued in February of 2000 and in the same month the Company entered into a letter of intent to sell electronics.net to two former executives of the Company. The letter of intent was subsequently terminated, and in May of 2000 electronics.net was also discontinued. On August 14, 2000, the Company sold its remaining retailing subsidiary, Tools for Living (purchased by the Company in June 1999). The sale of Tools for Living was made to the former owners of the division. The sale included the following consideration: (i) approximately 179,000 shares of common stock of GSV, Inc., (ii) the purchasers assumption of the liabilities of Tools for Living, and (iii) the release of all obligations owing by the Company to the former owners, including the obligations under their respective employment agreements. This sale substantially completes the Company's divestiture of its retailing assets.

         As a result, the consolidated financial statements and accompanying notes reflect Cybershop.com, electronics.net and Tools for Living as discontinued operations. The measurement date for the closing of Cybershop.com was December 31, 1999. An estimated loss on disposal relating to Cybershop.com of $435,000 was reflected in the Company's consolidated statement of operations for the year ended December 31, 1999. Actual results for the nine months ended September 30, 2000 for Cybershop.com included operating losses of $1,575,000, a loss from discontinued operations of $1,813,000 and a loss on disposal of assets. This was due mainly to the write down of goodwill related to the sale of Tools for Living completed on August 14, 2000. During the nine months ended September 30, 2000 the provision was reduced by $684,000 reflecting lower than anticipated losses for Cybershop.com, and is reflected within Loss on disposal of discontinued operations in the accompanying unaudited consolidated statements of operations.

         The Company, during the quarter ending September 30, 2000 lost $651,000 on continuing operations. The Company lost $14,000 on discontinued operations. During the quarter ending September 30, 2000 the company recognized a gain of $690,000 on disposal of assets related to the extinguishing of a loan to Tools for Living.. The consolidated net provision for discontinued operations as of September 30, 2000 is $178,000. Net revenues applicable to electronics.net for the nine months ended September 30, 2000, during only four of which electronics.net was in operation, were $334,000, and net revenues applicable to electronics.net for the same period of the prior year were $1,116,000, for which electronics.net was in operation for the full period.

CONTINUED LISTING ON NASDAQ NATIONAL MARKET

         The Company's common stock is now listed on Nasdaq Small Cap Market under the symbol GSVI as of November 1, 2000. Previously, the common stock had been listed on the Nasdaq National Markets.

INVESTMENT DESCRIPTIONS:

Telephone.com

         In July 2000, the Company closed a $1.5 million investment in Telephone.com, Inc., an online business exchange and vertical marketplace targeting the telecommunications industry. The investment is GSV's largest investment since its adoption of an Internet incubator and investment strategy.

         Under the terms of the transaction, GSV received $1.5 million in convertible preferred stock along with warrants to purchase an additional stake in Telephone.com.

MeetChina.com

         In July 2000, the Company invested $200,000 in a joint venture with Total Film Group, Inc. to invest in MeetChina.com, a leading Chinese B2B e-commerce-trading website portal.

Fasturn.com

         In July 2000, the Company invested $200,000 in Fasturn.com, a B2B e-commerce solution website that brokers manufacturing capacity to large and mid-sized retailers purchase orders worldwide.

WEEMA Technologies, Inc.

         In August 2000, the Company invested $125,000 in a venture led by Marketvision Direct, Inc. to invest in WEEMA Technologies, a company that has developed streaming media technology in a peer to peer architecture.

BOARD OF DIRECTORS

On September 26, 2000, the Company accepted the resignation of Warren Struhl as a member of the Company's board of directors. Mr. Struhl resigned to pursue other business ventures. Subsequently, on October 11, 2000, Harvey Doliner, CPA, was elected to the Company's board of directors. Mr. Doliner is currently president of Action Leasing and during his career served as a member of the accounting and audit division of Arthur Andersen & Co., LLP. Additionally, on October 18, 2000, the Company elected Walter Epstein, a partner of Davis & Gilbert, LLP, a New York law firm as a member of the board of directors. Mr. Epstein has been serving as the Company's general counsel for more than three years.

STOCK REPURCHASE

On September 25, 2000, the board of directors approved a plan for the Company to acquire up to $250,000 worth of stock in the open market. Through November 10, 2000, the Company had acquired 92,150 shares at prices varying from $1.03 per share to a high of $1.91. The Company at its discretion may continue to repurchase shares from time to time in the open market.


LITIGATION

         In March and April 2000,  twelve  purported class actions entitled Ames
v. Cybershop, Ezeir v. Cybershop, Fuechtman v. Cybershop, Kaufman v. Cybershop, Goldenberg v. Cybershop, Marino v. Cybershop, Waldarman v. Cybershop, Page v. Cybershop, Young v. Cybershop, Johnson v. Cybershop, Hitzing v. Cybershop, and Gerber v. Cybershop were filed in the United States District Court for the District of New Jersey against the Company and certain of its current and former officers and directors. The complaints in those actions allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making or causing the Company to make materially false and misleading statements about the Company's business and operations during the period October 26, 1999 to February 24, 2000. The Company intends to vigorously defend these actions.

Item 6. Exhibits and Reports on Form 8-K


Item
No.      Item Title
---      ----------

3.       Articles of Incorporation:
         3.1 Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1. File No. 333-42707).
         3.2 Certificate of Amendment of the Certificate of Incorporation of Cybershop International, Inc. (Incorporated by reference to
                  Exhibit 3.2 of the Registrant's Report on Form 10Q for the fiscal quarter ended June 30, 1999. File No. 000-23901)
         3.5 Certificate of Merger of GSV, Inc into Cybershop.com, Inc. (Incorporated by reference to Exhibit 3.5 of the Registrant's Form 10K for the year ended December 31, 1999. File No. 000-23901)
         3.4      By-Laws as currently in effect  (Incorporated  by reference to
                  Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-42707).
         10.7 Agreement and Plan of Merger by and among Cybershop International, Inc., MG Acquisition Corp., The Magellan Group, Inc., Ian S. Phillips and Howard J. Kuntz III dated as of June 1, 1999 (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K. File No. 0-23901)
         10.8 Employment Agreement dated June 1, 1999, by and between Ian S. Phillips and MG Acquisition Corp which is a wholly owned subsidiary of Cybershop International, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant's Report on Form 10Q for the fiscal quarter ended June 30, 1999. File No. 000-23901)
         10.9 Warrant Agreement dated as of March 1998 between the Company and C.E. Unterberg, Towbin and Fahnstock & Co., Inc., including Warrant Certificate of the Company (Filed as exhibit
                  10.9 to the Company's Registration Statement on Form S-1, effective March 20, 1998. File No. 333-42707)
         10.10    Employment Agreement dated June 1, 1999, by and between Howard
                  J. Kuntz III and MG Acquisition Corp which is a wholly owned subsidiary of Cybershop International, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant's Report on Form 10Q for the fiscal quarter ended June 30, 1999. File No. 000-23901)
         10.11 Securities Purchase Agreement dated September 30, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to
                  Exhibit 10.4 of the Registrant's Report on Form 10Q for the fiscal quarter ended September 30, 1999. File No. 000-23901)
         10.12 Registration Rights Agreement dated September 30, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to
                  Exhibit 10.4 of the Registrant's Report on Form 10Q for the fiscal quarter ended September 30, 1999. File No. 000-23901)
         10.13 Securities Purchase Agreement dated December 8, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to
                  Exhibit 10.13 of the Registrant's Form 10K for the year ended December 31, 1999. File No. 000-23901.)
         10.14 Registration Rights Agreement dated December 8, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to
                  Exhibit 10.14 of the Registrant's report on Form 10K for the year ended December 31, 1999. File No. 000-23901.)
         10.15 General release dated February 14, 2000, by and between Jeffrey Leist and Cybershop.com, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant's report on Form 10K for the year ended December 31, 1999. File No. 000-23901.)
         10.16 Modification to Employment Agreement dated February 7, 1999, by and between Jeffrey Leist and Cybershop.com, Inc., dated March 29, 2000 (Incorporated by reference to Exhibit 10.16 of the Registrant's report on Form 10K for the year ended December 31, 1999. File No. 000-23901.)
         10.17 Severance Agreement and General release dated January 20, 2000, by and between Edward Mufson and Cybershop.com, Inc. (Incorporated by reference to Exhibit 10.17 of the Registrant's report on Form 10K for the year ended December 31, 1999. File No, 000-23901.)
         10.18 Employment Agreement dated February 7, 2000, by and between Kevin S. Miller and Cybershop.com, Inc.(Incorporated by reference to Exhibit 10.18 of the Registrants report on Form 10K for the year ended December 31, 1999. File No 000-23901.)
         10.19 Agreement dated January 12th, 2000, by and between Tops Appliance City, Inc. and Cybershop Holding Corp, which is a wholly owned subsidiary of Cybershop.com, Inc. (Incorporated by Reference to Exhibit 10.19 of the Registrant's report on Form 10K for the year ended December 31, 1999. File No 000-23901.)
11. Statement re computation of per share earnings: Statement regarding computation of per share earnings is not required because the computation can be readily determined from the
                  material  contained  in  the  financial   statements  included
                  herein.
27. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: November 14, 2000         By: /s/ Jeffrey S. Tauber
                                    -----------------------------------------
                                    Jeffrey S. Tauber
                                    Chief Executive Officer and
                                    Chairman of the Board of Directors
                                    (Principal Executive Officer)


Date: November 14, 2000         By: /s/Lawrence Morgenstein
                                    -----------------------------------------
                                    Lawrence Morgenstein
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)