Form 10-K405
period 2000-12-31
GSV INC
filed 2001-04-17
CIK 1051591

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                  F O R M 10-K

              |X| Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000

                                       OR

                  |_| Transition Report Pursuant to Section 13
                 or 15(d) of The Securities Exchange Act of 1934

              For The Transition Period From _________To _________.

                                   ----------

                        Commission file number 000-23901

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

                                   ----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2001, was approximately $415,319. On such date, the last sale price of registrant's common stock was $0.313 per share. While such market value excludes the market value of shares that may be beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

      The number of shares of Common Stock of the registrant outstanding as of March 31, 2001 was 2,022,846.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      None.

                                     PART I

      This Annual Report on Form 10-K and the documents incorporated herein by reference of GSV, Inc. and subsidiaries (referred to as "GSV" or, the "Company") contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about GSV's industry, management's beliefs and certain assumptions made by GSV's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may", "will", "should", or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, GSV undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the statements set forth in other reports or documents GSV files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1. Business.

General.

      Prior to February 2000, GSV was an online consumer and direct response retailer. In February 2000, GSV announced a change in its core strategy to that of an Internet incubator.

      Consistent with the change to its Internet incubator strategy, in February 2000 GSV began the process of discontinuing its two online retailing divisions, Cybershop.com and electronics.net. The operations of the Cybershop.com division were discontinued in February 2000 and in May 2000 electronics.net was also discontinued. In August 2000, GSV sold its remaining retailing subsidiary, Tools for Living (purchased by GSV in June 1999) to two executives of Tools for Living, who were also the former owners of Tools for Living, for consideration including approximately 896,000 shares of common stock of GSV, Inc. previously owned by such purchasers, the purchasers' assumption of the liabilities of Tools for Living, and the release of all obligations owing by GSV to the purchasers, including the obligations under their respective employment agreements.

      Through its Internet incubator operations the Company's goal has been to identify and develop attractive early stage Internet companies, and to provide these companies, as needed, with management, marketing, financing (including early stage seed capital), human resources, accounting resources, use of its facilities and its extensive expertise in business development. In exchange for these services GSV has sought to obtain equity positions in these companies commensurate with the level and nature of services provided and the state of their development. The focus of GSV's incubator operations has been to acquire substantial interests in companies sufficient to qualify GSV's ownership in such entities as assets that do not constitute investment securities under the Investment Company Act of 1940. To date, however, the interests acquired in five Internet-related companies did not meet such qualification. GSV is continuing to look at incubator opportunities but only where this interest would be sufficient so as to qualify. Because of the difficulty of finding attractive early stage Internet investments, GSV has broadened its business operations with a view toward acquiring one or more active businesses not engaged in internet related businesses. At this time no specific business acquisition has been identified.

      GSV is considering the possible disposition of the incubator investments it has made to date and has also made substantial write downs of those investments to reflect current depressed market valuations. If attractive incubator investments meeting the active business requirement cannot be found, GSV will focus on acquiring other more developed business that may not necessarily be Internet related.

      GSV's principal executive offices are located at 116 Newark Avenue, Jersey City, New Jersey, 07302.

Financial information about industry segments.

            Through June 30, 2000, GSV operated in more than one business segment. As a result of GSV's decision in June 2000 to discontinue its online consumer and direct response retail operations, it operated in one business segment only. Total revenues associated with the discontinued operations during 2000, 1999 and 1998 were $5,915,000, $9,917,000 and $5,054,000, respectively.
Total losses generated by discontinued operations during 2000, 1999, and 1998 were $1,814,000, $7,325,000 and $6,814,000, respectively.

Employees

      As of December 31, 2000, GSV had two full-time employees (including management). GSV's employees are not represented by any collective bargaining organization. GSV has never experienced work stoppage and considers relations with its employees to be good.

Item 2. Properties.

      GSV's corporate headquarters are located at 116 Newark Avenue, Jersey City, New Jersey 07302. GSV leases approximately 6,800 square feet of office space at these facilities at a cost of $10,483 per month. The term of the lease expires in December 31, 2008. GSV believes that its existing facilities are adequate for its current requirements and that additional space can be obtained to meet its requirements for the foreseeable future. GSV is considering the possibility of subleasing some or all of its existing space if an attractive tenant can be found.

Item 3. Legal Proceedings.

      In March and April 2000, twelve purported class actions entitled Ames v. Cybershop, Ezeir v. Cybershop, Fuechtman v. Cybershop, Kaufman v. Cybershop, Goldenberg v. Cybershop, Marino v. Cybershop, Waldarman v. Cybershop, Page v. Cybershop, Young v. Cybershop, Johnson v. Cybershop, Hitzing v. Cybershop, and Gerber v. Cybershop were filed in the United States District Court for the District of New Jersey against GSV and certain of its current and former officers and directors. The complaints in those actions allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making or causing GSV to make materially false and misleading statements about GSV. GSV is vigorously defending these actions.

Item 4. Submission of Matters to a Vote of Security Holders.

      In June 2000, GSV was notified by The Nasdaq National Market that GSV had failed to maintain a minimum bid price of $1.00 for GSV's common stock for more than 30 consecutive trading days as required for continued listing. GSV was informed by The Nasdaq National Market that if GSV did not regain compliance with the minimum bid price requirements, GSV's common stock would be delisted from The Nasdaq National Market at the opening of business September 20, 2000.

      In order to increase the bid price of GSV's common stock to at least $1.00 per share, at a special meeting of the stockholders of GSV on August 30, 2000, GSV's board of directors proposed that a reverse stock split be effected, whereby each holder of five shares of common stock would become the holder of one share of common stock. The stockholders voted to approve a one-for-five reverse split of GSV's common stock, reducing the number of shares of common stock outstanding. At the special meeting, 9,232,084 shares were voted for the proposal, 172,663 shares were voted against the proposal, and the holders of 21,050 shares abstained from voting on the proposal.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

      GSV's common stock began trading on The Nasdaq Stock Market (National Market) on March 23, 1998, under the symbol "CYSP." On November 1, 2000, GSV began trading on The Nasdaq SmallCap Market, under the symbol "GSVI."

      In December 2000, GSV was notified by The Nasdaq SmallCap Market that GSV had not maintained the minimum $1.00 per share bid price required for continued listing on The Nasdaq SmallCap Market. Effective December 13, 2000, GSV's trading symbol was changed from "GSVI" to "GSVIC," reflecting GSV's failure to maintain the minimum $1.00 per share bid price required. GSV was further notified by The Nasdaq SmallCap Market that if GSV's bid price did not reach a minimum of $1.00 for ten consecutive trading days prior to March 8, 2001, GSV's common stock would be delisted from The Nasdaq SmallCap Market. GSV's common stock was delisted on March 14, 2001 and is currently trading on the OTC Bulletin Board under the symbol "GSVI.OB".

      The following table sets forth the range of high and low sales prices for shares of common stock for each fiscal quarter of 1999 and 2000 as reported by Nasdaq. All prices listed in the table reflect the one-for-five reverse split of GSV's common stock effected on August 30, 2000.

Fiscal Year                                   2000                   1999
                                        High        Low        High        Low
                                        ----        ---        ----        ---
First Quarter                         $31.5625    $7.8125    $15.750     $6.125
Second Quarter                        $ 8.9845    $1.875      17.500      6.125
Third Quarter                         $ 2.344     $1.09        9.938      5.125
Fourth Quarter                        $ 1.9688    $0.125      14.750      5.125

Holders

      As of March 15, 2001, 2,022,846 shares of Common Stock were issued and were held of record by 99 persons, including several holders who are nominees for an undetermined number of beneficial owners.

Dividends

      GSV has not declared or paid any cash dividends on its shares of capital stock and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of the Board of Directors to retain earnings, if any.

Stockholder's Equity

      Pursuant to the terms of a private placement of equity securities of GSV, completed on December 8, 1999, GSV issued 613,486 shares of common stock in February 2000 upon the exercise of common stock warrants ("adjustable common stock warrants"), at an effective exercise price of $.001 per share.

Subsequent Events.

      On March 1, 2001, GSV issued 363,637 shares of a new Series A 12% Convertible Preferred Stock, par value $0.001 per share, to Brooks Station Holdings, Inc., a private investment corporation, for $1.10 per share (an aggregate purchase price of $400,000.70). Brooks Station has the option to purchase up to an aggregate of 272,728 additional shares, at a purchase price of $1.10 per share, for aggregate consideration of up to $300,000.80. The Series A Convertible Preferred Stock is convertible into shares of GSV's Common Stock, at a conversion price of $1.10 per share, subject to certain anti-dilution adjustments. From the date of issuance of the Series A Convertible Preferred

Stock, the holders of each such share of Preferred Stock shall be entitled to receive, on each June 30 and December 31, cumulative cash dividends at an annual rate of 12%, so long as such share remains outstanding.

Stock Option Plan

      During the year ended December 31, 2000, options to purchase approximately 310,000 shares of GSV's common stock were granted, at market value on date of grant, to employees under the 1998 Stock Option Plan. Of the options to purchase approximately 310,000 shares of GSV's common stock, 160,000 have been cancelled.

Item 6. Selected Financial Data.

      The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

For the year ended December 31,                      2000              1999             1998             1997           1996
                                                ------------      ------------      -----------      -----------      ---------
Operating expenses:
  General and administrative                    $  2,377,000      $  2,761,000      $ 1,772,000      $   456,000      $ 171,000
  Impairment of investments                        1,503,000                --               --               --             --
                                                ------------      ------------      -----------      -----------      ---------
    Total operating expenses                       3,880,000         2,761,000        1,772,000          456,000        171,000
                                                ------------      ------------      -----------      -----------      ---------
Loss from continuing operations before
interest income                                   (3,880,000)       (2,761,000)      (1,772,000)        (456,000)      (171,000)
Interest income, net                                 253,000           252,000          619,000           17,000          3,000
                                                ------------      ------------      -----------      -----------      ---------
Loss from continuing operations                   (3,627,000)       (2,509,000)      (1,153,000)        (439,000)      (168,000)
Discontinued operations: (1)
  Loss from operations                            (1,814,000)       (7,325,000)      (6,814,000)      (1,367,000)      (482,000)
  Estimated loss on disposal                     (10,687,000)         (435,000)              --               --             --
                                                ------------      ------------      -----------      -----------      ---------
    Total discontinued operations                (12,501,000)       (7,760,000)      (6,814,000)      (1,367,000)      (482,000)
                                                ------------      ------------      -----------      -----------      ---------
Net loss (2)                                    $(16,128,000)     $(10,269,000)     $(7,967,000)     $(1,806,000)     $(650,000)
                                                ============      ============      ===========      ===========      =========

Basic and diluted net loss per common
share: (2)
loss per common share from continuing
  operations                                    $      (1.78)     $      (1.49)     $     (0.86)     $     (0.58)     $   (0.25)
effect of adjustable common stock warrants             (1.55)            (0.24)              --               --             --
                                                ------------      ------------      -----------      -----------      ---------
loss per common share from continuing
  operations including effect of adjustable
  common stock warrants                                (3.33)            (1.73)           (0.86)           (0.58)         (0.25)
loss per common share from discontinued
  operations                                           (0.89)            (4.36)           (5.09)           (1.81)         (0.80)
loss per common share from estimated loss
  on disposal of discontinued operations               (5.25)            (0.26)              --               --             --
                                                ------------      ------------      -----------      -----------      ---------
Net loss per common share including effect
  of adjustable common stock warrants           $      (9.47)     $      (6.35)     $     (5.95)     $     (2.39)     $   (1.05)
                                                ============      ============      ===========      ===========      =========
Weighted average common shares
  outstanding, basic and diluted                   2,037,000         1,679,000        1,339,000          756,000        619,000

(1)   See notes 2 and 4 of Notes to Consolidated Financial Statements
(2)   See note 2 of Notes to Consolidated Financial Statements

As of December 31,                      2000            1999            1998            1997           1996
                                     ----------     -----------     -----------     -----------      --------
Consolidated Balance Sheet Data:
Cash and cash equivalents            $2,333,000     $ 8,471,000     $12,285,000     $   787,000      $510,000
Working capital (deficit)             1,845,000      19,679,000       8,793,000        (328,000)      143,000
Total assets                          4,370,000      20,973,000      15,471,000       1,227,000       670,000
Stockholders' equity (deficit)        3,769,000      20,282,000      10,988,000          (5,000)      251,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      Through its Internet incubator operations, GSV's goal has been to identify and develop attractive early stage Internet companies, and provide these companies, as needed, with management, marketing, financing (including early stage seed capital), human resources, accounting resources, use of its facilities and its extensive expertise in business development. In exchange for these services GSV has sought to obtain equity positions in these companies commensurate with the level and nature of services provided and the stage of their development. The focus of GSV's incubator operations has been to acquire substantial interests in companies sufficient to qualify GSV's ownership in such entities as assets that do not constitute investment securities under the Investment Company Act of 1940. To date, however, the interests acquired in five Internet-related companies did not meet such qualification. GSV is continuing to look at incubator opportunities but only where this interest would be sufficient so as to qualify. Because of the difficulty of finding attractive early stage Internet companies, GSV has broadened its business operations with a view toward acquiring one or more active businesses not engaged in Internet-related businesses. At this time no specific business acquisition has been identified.

      In July-August 2000, GSV made substantial investments in Fasturn, Inc., Weema Technologies, Inc., Telephone.com, Inc. and MeetChina.com. In March 2000, GSV made investments in e-Commerce Solutions, Inc.. GSV is considering the possible disposition of the incubator investments it has made to date and has also made substantial write downs of those investments to reflect current depressed market conditions.

      During the first and second quarters of 2001, GSV intends to focus on acquiring controlling interests in one or more businesses.

      In order to more appropriately reflect its change in core strategy, in March 2000 GSV changed its name to GSV, Inc.

Results of Operations

Year Ended December 31, 2000 compared to Year Ended December 31, 1999.

      General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, and general corporate expenses. General and administrative expenses decreased by 16%, or $384,000 to $2,377,000 for the year ended December 31, 2000, from $2,761,000 for the year ended December 31, 1999. The decrease in 2000 was the result of an increased emphasis on overhead reduction and capital preservation.

      Impairment of investments: During the year ended December 31, 2000, the Company recorded write downs of investments totaling $1,503,000 to reflect current depressed market conditions.

      Interest income, net: Interest income remained constant, totaling $253,000 for the year ended December 31, 2000, as compared to $252,000 for the year ended December 31, 1999.

      Discontinued Operations: Losses from discontinued operations include the results of the sold Tools for Living operation (originally purchased in June
1999), and the results of the closed cybershop.com and electronic.net (which was formed in June 1998) operations. Losses on disposal of discontinued operations for the year ended December 31, 2000 reflect the sale of Tools for Living in August 2000 and the closing of electronic.net in May 2000. Losses on disposal of discontinued operations for the year ended December 31, 1999 reflect the decision in February 2000 to close the cybershop.com operation. Discontinued operations are discussed more fully below.

      Net Losses: Loss from continuing operations increased $1,118,000 to $3,627,000 for the year ended December 31, 2000 or ($1.78) per basic and diluted share, from $2,509,000 for the year ended December 31, 1999, or ($1.49) per basic and diluted common share. After the effect of adjustable common stock warrants, loss per common share from continuing operations was ($3.33) for the year ended December 31, 2000 and ($1.73) for the year ended December 31, 1999. Net loss for the year ended December 31, 2000 was $16,128,000, or ($7.91) per basic and diluted common share, as compared to $10,269,000 or ($6.12) for the year ended December 31, 1999. After the effect of adjustable common stock warrants net loss per common share was ($9.47) for the year ended December 31, 2000 and ($6.35) for the year ended December 31, 1999.

Year Ended December 31, 1999 compared to Year Ended December 31, 1998.

      General and administrative: General and administrative expenses increased by 56%, or $989,000 to $2,761,000 for the year ended December 31, 1999, from $1,772,000 for the year ended December 31, 1998. The increase in 1999 was the result of various increase in general corporate overhead including increased payroll and payroll related expenses, rent, utilities, legal and accounting fees, and other general corporate overhead

      Interest income, net: Interest income decreased $367,000 from $619,000 in 1998 to $252,000 in 1999. The decrease is primarily attributable to a decrease in average cash and cash equivalents to $6,132,000 in 1999 from $12,610,000 in 1998.

      Discontinued Operations: Losses from discontinued operations include the results of the sold Tools for Living operation, and the results of the closed cybershop.com and electronic.net operations. Losses on disposal of discontinued operations for the year ended December 31, 1999 reflect the decision in February 2000 to close the cybershop.com operation. Discontinued operations are discussed more fully below.

      Net Losses: Loss from continuing operations increased $1,356,000 to $2,509,000 for the year ended December 31, 1999 or ($1.49) per basic and diluted share, from $1,153,000 for the year ended December 31, 1998, or ($0.86) per basic and diluted common share. After the effect of adjustable common stock warrants, loss per common share from continuing operations was ($1.73) for the year ended December 31, 1999. Net loss for the year ended December 31, 1999 was $10,269,000, or ($6.12) per basic and diluted common share, as compared to $7,967,000 or ($5.95) for the year ended December 31, 1998. After the effect of adjustable common stock warrants net loss per common share was ($6.35) for the year ended December 31, 1999.

Liquidity and Capital Resources

      Net cash used in operations decreased $5,006,000, from $7,782,000 for the year ended December 31, 1999, to $2,776,000 for the year ended December 31, 2000, as GSV continued to resolve its accounts payable and accrued liabilities related to the closed Cybershop.com and electronics.net operations, while it actively reduced operating expenses going forward.

      Net cash used in investing activities for the year ended December 31, 2000 was $2,932,000, compared to $7,419,000, for the year ended December 31, 1999. The current years use of cash related to the Company's investments in early stage Internet companies, purchase of property and equipment, primarily computer equipment, whereas the use of cash for the year ended December 31, 1999 represented $6,764,000 related to acquisitions, primarily of Tools for Living, as well as purchases of property and equipment of $655,000.

      Net cash used in financing activities for the year ended December 31, 2000, was $430,000, which primarily related to the Company's purchase of treasury stock. Net cash provided by financing activities for the year ended December 31, 1999, was 11,387,000, which was mostly the result of proceeds from two private placements of the Company's common stock during the year as well as proceeds from the exercise of common stock options and warrants.

      GSV believes that its existing capital resources will enable it to maintain its operations at existing levels for at least the next twelve months. GSV will evaluate potential investments in terms of its then existing capital resources and the availability of additional debt or equity financing and will ultimately decide on an investment according to the sufficiency of those resources to fund the potential investment as well as continuing operating requirements. In addition, GSV may expend a large portion of its existing capital if it determines to acquire a substantial interest in one or more operating businesses. There can be no assurance that any additional financing or other sources of capital will be available to GSV upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on GSV's business, financial condition and operating results.

      On September 30, 1999 the Company completed a private placement of equity securities raising gross proceeds of $5.1 million. The financing involved the issuance of 156,923 shares of common stock at $32.50 per share and warrants to purchase an aggregate of 31,384 shares of common stock at an exercise price of $37.50 per share with a term expiring on September 30, 2004. The sale price of the Company's common stock and the exercise price of the warrants issued in the private placement were both higher than the last reported sale price of $29.05 on the Nasdaq National Market on September 30, 1999. As part of the financing another class of warrants were issued ("September adjustable common stock warrants"). These warrants provided the investors with the right to receive additional shares at an exercise price of $.005 per share if the price of the Company's stock traded below certain levels during 22 consecutive business days ("adjustment periods"), after the effective date of a registration statement filed with the Securities and Exchange Commission ("the SEC"). A formula was applied to one-third of the shares sold. That formula was based on determining the average of the twelve lowest closing bid prices in the adjustment period. This average lowest bid price was divided into a number equal to one-third of the shares sold multiplied by the difference between $37.80 and the average lowest bid price. In November 1999, 8,734 shares of common stock were issued by the Company to the investors pursuant to the September adjustable common stock warrants.

      On December 8, 1999 the Company completed another private placement of equity securities with the same investors raising gross proceeds of $6.0 million. The financing involved the issuance of 105,727 shares of common stock at $56.75 per share and warrants to purchase an aggregate of 47,577 shares of common stock at an exercise price of $60.00 per share with a term expiring on December 8, 2004. The sale price of the common stock and the exercise price of the warrants issued in the private placement were both higher than the last reported sale price of $45.32 on the Nasdaq National Market on December 8, 1999. As part of the financing another class of warrants were issued ("December adjustable common stock warrants"). These warrants provided the investors with the right to receive additional shares, at an exercise price of $.005 per share, if the price of the Company's stock traded below certain levels during the 40 trading day period following the effective date of a registration statement filed with the SEC. A formula was applied to the 105,727 shares sold. That formula was based on determining the average of the twenty lowest closing bid prices in the 40 trading day period. This average lowest bid price was divided into the number of the shares sold multiplied by the difference between $56.75 and the average lowest bid price. In February 2000, 122,697 shares of common stock were issued by the Company to the investors upon exercise of the December adjustable common stock warrants

Discontinued Operations

      Consistent with the change to its Internet incubator strategy, in February 2000 GSV began the process of discontinuing its two online retailing divisions, Cybershop.com and electronics.net. The operations of the Cybershop.com division were discontinued in February 2000 and in the same month GSV entered into a letter of intent to sell electronics.net to two former executives of GSV. The letter of intent was subsequently terminated, and in May 2000 electronics.net was also discontinued. In August 2000 GSV sold its remaining retailing subsidiary, Tools for Living (purchased by GSV in June 1999) to two executives of Tools for Living, who were also the former owners of Tools for Living, for consideration including (i) approximately 896,000 shares of common stock of GSV, owned by the purchasers, (ii) the purchasers' assumption of the liabilities of Tools for Living, and (iii) the release of all obligations owing by GSV to the purchasers including the obligations under their respective employment agreements. This sale substantially completed GSV's divestiture of its retailing assets and the transition to its Internet incubator strategy.

      The consolidated financial statements and accompanying notes reflect Cybershop.com, electronics.net and Tools for Living as discontinued operations. The measurement date for the closing of Cybershop.com was December 31, 1999. An estimated loss on disposal relating to Cybershop.com of $435,000 was reflected in GSV's consolidated statement of operations for the year ended December 31, 1999. Actual results for 2000 for Cybershop.com included breakeven operating results, a $1,000,000 gain on the sale of the cybershop.com domain name, and reductions in the carrying amounts of current assets and fixed assets of $120,000 and $586,000, respectively. During 2000 the provision was reduced by $900,000 reflecting lower than anticipated losses for Cybershop.com, and is reflected within Loss on disposal of discontinued operations in the accompanying unaudited consolidated statements of operations. The measurement date for the closing of electronics.net and the sale of Tools for Living are March 31, 2000 and June 30, 2000, respectively. The sale of Tools for Living resulted in the write-off of remaining unamortized goodwill associated with the original purchase of Tools for Living of approximately $11,650,000, and is reflected in Estimated loss on disposal of discontinued operations in the accompanying Statement of operations for the year ended December 31, 2000.

      Total revenues associated with the discontinued operations during 2000, 1999 and 1998 were $5,915,000, $9,917,000 and $5,054,000, respectively. Total losses generated by discontinued operations during 2000, 1999, and 1998 were $1,814,000, $7,325,000 and $6,814,000, respectively.

Investments

      In July 2000, GSV purchased $1,500,000 of shares of preferred stock of Telephone.com, Inc., an online business exchange and vertical marketplace targeting the telecommunications industry. The preferred stock is convertible into common stock representing approximately a 9% ownership interest in Telephone.com. GSV also acquired warrants to purchase 200,000 shares of common stock of Telephone.com at an exercise price of $4.00 per share and 200,000 shares of common stock of Telephone.com at an exercise price of $6.00 per share.

      In July 2000, GSV purchased $200,000 of shares of common stock of Fasturn, Inc., a business-to-business e-commerce solution web site that brokers manufacturing capacity to large and mid-sized retailers' purchase orders worldwide.

      In August 2000, in a venture led by Marketvision Direct, Inc., GSV purchased $100,000 of shares of common stock of Weema Technologies, Inc, a company that has developed streaming media technology in a peer-to-peer architecture.

      In March 2000, GSV exchanged its rights to the Cybershop.com domain name and customer lists for $900,000 of shares of common stock of e-Commerce Solutions, Inc., a developer and operator of customized online marketplaces for merchants and major Internet portals and destination sites.

      In August 2000, in a joint venture with Total Film Group, Inc., GSV purchased $200,000 of shares of common stock of MeetChina.com, a leading Chinese business-to-business e-commerce trading portal.

      During the year ending December 31, 2000, the Company recorded write downs of $1,503,000 for these investments to reflect impairment caused by current depressed market valuations.

Delisting From Nasdaq

      In June 2000, GSV was notified by The Nasdaq National Market that GSV had failed to maintain a minimum bid price of $1.00 for GSV's common stock for more than 30 consecutive trading days as required for continued listing. GSV was informed by The Nasdaq National Market that if GSV did not regain compliance with the minimum bid price requirements, GSV's common stock would be delisted from The Nasdaq National Market at the opening of business September 20, 2000.

      In order to increase the bid price of GSV's common stock to at least $1.00 per share, at a special meeting of the stockholders of GSV on August 30, 2000, GSV's board of directors proposed that a reverse stock split be effected, whereby each holder of five shares of common stock would become the holder of one share of common stock. The stockholders voted to approve a one-for-five reverse split of GSV's common stock, reducing the number of shares of common stock outstanding. At the special meeting, 9,232,084 shares were voted for the proposal, 172,663 shares were voted against the proposal, and the holders of 21,050 shares abstained from voting on the proposal.

      In December 2000, GSV was notified by The Nasdaq SmallCap Market that GSV had not maintained the minimum $1.00 per share bid price required for continued listing on The Nasdaq SmallCap Market. Effective December 13, 2000, GSV's trading symbol was changed from "GSVI" to "GSVIC," reflecting GSV's failure to maintain the minimum $1.00 per share bid price required. GSV was further notified by The Nasdaq SmallCap Market that if GSV's bid price did not reach a minimum of $1.00 for ten consecutive trading days prior to March 8, 2001, GSV's common stock would be delisted from The Nasdaq SmallCap Market. GSV's common stock was delisted on March 13, 2001 and is currently trading on the OTC Bulletin Board under the symbol "GSVI.OB".

Subsequent Event

      On March 1, 2001, GSV issued 363,637 shares of a new Series A 12% Convertible Preferred Stock, par value $0.001 per share, to Brooks Station Holdings, Inc., a private investment corporation, for $1.10 per share (an aggregate purchase price of $400,000.70). Brooks Station has the option to purchase up to an aggregate of 272,728 additional shares, at a purchase price of $1.10 per share, for aggregate consideration of up to $300,000.80. The Series A Convertible Preferred Stock is convertible into shares of GSV's Common Stock, at a conversion price of $1.10 per share, subject to certain anti-dilution adjustments. From the date of issuance of the Series A Convertible Preferred Stock, the holders of each such share of Preferred Stock shall be entitled to receive, on each June 30 and December 31, cumulative cash dividends at an annual rate of 12%, so long as such share remains outstanding.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

            Please refer to the information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

      The financial information required by Item 8 is included elsewhere in this report. See Part IV, Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      Our directors and executive officers are as follows:

Name                   Age                 Title
--------------------------------------------------------------------------------

Jeffrey S. Tauber      39                  Chairman, Chief Executive Officer and
                                           Director

Andrew Bluestone       42                  Director

Harvey Doliner         50                  Director

Walter M. Epstein      60                  Director and Secretary

JEFFREY S. TAUBER has been the Chief Executive Officer, President and Chairman of the Board of the Company since October 1997, President of the Company from October 1997 through January 2000 and has been Managing Director of Cybershop LLC since December 1994. Mr. Tauber was President of Avanti Linens, a leading U.S. manufacturer of decorative bath towels, from May 1988 to May 1994. In August 1993, Mr. Tauber founded a multi-head embroidery business that he sold in 1994. Prior to working at Avanti he was a buyer and divisional Merchandise Manager for Bloomingdale's from February 1984 to May 1988. His areas of responsibility included bed pillows, blankets, sheets, women's swimwear, and ready-to-wear. In 1987, Mr. Tauber was named Federated Buyer of the Year. Mr. Tauber received his B.A. in Economics from Washington University in St. Louis in 1983.

ANDREW BLUESTONE has served as a director since October 2000. Since 1980, Mr. Bluestone has served as President of Selective Benefits Group, a financial services provider. Mr. Bluestone is registered with the NASD as a General Securities Principal and holds Series 6, 7, 24 and 66 licenses.

HARVEY DOLINER has served as a director and an audit committee member since October 2000. Since 1993, Mr. Doliner has served as president of Action Leasing and has previously served as a member of the accounting and audit division of Arthur Andersen & Co., LLP.

WALTER M. EPSTEIN has served as a director, an audit committee member and as Secretary since October 2000, and has served as general counsel to GSV for more than three years. Since May 1998, Mr. Epstein has been a partner at Davis & Gilbert LLP, a New York law firm. From January 1994 to May 1998, Mr. Epstein was a partner at Rubin Baum LLP. Mr. Epstein has been a practicing attorney for more than 35 years, specializing in corporate and securities law. Mr. Epstein received his JD from Yale Law School in 1965, an LLM in taxation from New York University in 1967 and his BA from Wesleyan University.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors and holders of more than 10% of our common stock (collectively "Reporting Persons") to file reports of initial ownership, ownership and changes in ownership of the common stock with the Securities and Exchange Commission within certain time periods and to furnish the Company with copies of all such reports. Based solely on our review of copies of such reports furnished to us by such Reporting Persons or on the written representations of such Reporting Persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended December 31, 2000, all of the Reporting Persons complied with their Section 16(a) filing requirements.

Item 11. Executive Compensation.

      Summary Compensation Table

      The following table sets forth the aggregate compensation paid to or accrued by GSV or its subsidiaries during each of the last three fiscal years reflecting all compensation awarded to, earned by or paid by GSV to Jeffrey S. Tauber, its Chief Executive Officer and Kevin Miller, its President. Mr. Miller resigned as President of GSV in January 2000. Other than Mr. Tauber and Mr. Miller, no executive officer received an annual base salary and bonus compensation exceeding $100,000 during the fiscal year ended December 31, 2000.

                                                                                                   Long Term
                                                  Annual Compensation                            Compensation
                                                  -------------------                            ------------
                                                                                                                     All
Name and Principal Position                                                     Restricted   Securities             Other
---------------------------                Salary     Bonus     Other Annual      Stock      Underlying    LTIP     Compen
                                 Year        ($)       ($)      Compensation      Awards       Options    Payouts   sation
                                 ----        ---       ---      ------------      ------       -------    -------   ------
Jeffrey S. Tauber                2000     $250,000     --            --             --                      --

Chairman and Chief               1999     $250,000     --            --             --                      --
Executive
Officer                          1998     $190,000

Kevin Miller                     2000     $131,354     --            --             --                      --
President                                              --            --             --                      --

Option Grants in Last Fiscal Year

      The following table sets forth, for each of GSV's executive officers and directors, information regarding individual grants of options made during the fiscal year ended December 31, 2000.

                                    Individual Grants
--------------------------------------------------------------------------------------------
       (a)                      (b)             (c)              (d)               (e)

                                            % of Total
                                         Options Granted
                                         to Employees in   Exercise or Base
      Name                    Granted      Fiscal Year       Price ($/Sh)    Expiration Date
      ----                    -------      -----------       ------------    ---------------
Jeffrey Tauber                    -0-           --                   --                --
Kevin Miller                  100,000         32.3%            $ 25.300                  (1)
                               60,000         19.4%            $  2.813                  (1)
Andrew Bluestone               50,000         16.1%            $  1.484          10/18/05
Harvey Doliner                 50,000         16.1%            $  1.219          10/12/05
Walter Epstein                 50,000         16.1%            $  1.625          10/12/05

(1) In January 2001, we cancelled the options to purchase an aggregate of 160,000 shares of common stock issued to Mr. Miller during the fiscal year ended December 31, 2000.

Employment Agreement

      In February 2000, GSV entered into an employment agreement with Kevin Miller. Pursuant to the employment agreement, Mr. Miller was to serve as President of GSV for a two-year term commencing on February 7, 2000. Mr. Miller resigned in January 2000. The employment agreement provided for annual compensation of $75,000, which was increased to $250,000 in June 2000. In addition, the employment agreement provided for the issuance to Mr. Miller of options to purchase 100,000 shares of common stock, with an exercise price of $25.30 per share. In June 2000, Mr. Miller was issued options to purchase an additional 60,000 shares of common stock, with an exercise price of $2.813 per share. All options issued to Mr. Miller have been subsequently terminated without exercise.

      REPORT ON EXECUTIVE COMPENSATION:

      During 2000, the primary responsibility for determining the compensation of GSV's executive officers was held by the Board of Directors.

      For 2000, the Board's guiding principles for its compensation program was as follows: (1) to enable GSV to recruit and retain the highest quality executive talent available to it; and (2) to motivate GSV's executives to achieve and sustain a high level of corporate performance. Recruitment and retention objectives are addressed by providing total compensation opportunities that are competitive relative to the market with which GSV competes for talent

      While operating within a competitive framework, the Board pursues its motivational objectives by giving greater emphasis to those components of the total compensation package that reward performance, in order to reinforce the linkage of rewards with the achievement of business results and, ultimately, with the financial interests of stockholders. Thus, while the principal components of compensation (base salary, annual incentive and long-term incentive), as well as benefits, are generally set at or near competitive levels, emphasis is placed on variable pay, with the intention that total actual pay be aligned with performance relative to GSV's short- and long-term objectives. The effect of this pay-for-performance orientation should be that truly superior performance will result in total compensation that exceeds the median total compensation range of the comparative group, while mediocre performance will result in total compensation that is less than the median range of that group

                                        THE BOARD OF DIRECTORS:
                                        Jeffrey S. Tauber
                                        Andrew Bluestone
                                        Harvey Doliner
                                        Walter M. Epstein

PERFORMANCE GRAPH:

      The performance graph below is presented to provide cumulative total shareholder return for GSV's common stock since March 23, 1998, the date the common stock began trading on the NASDAQ Small Cap Market through December 31, 2000 (as measured by dividing the difference between GSV's share price at the beginning and at the end of the measurement period by the share price at the beginning of the measurement period) with (i) the cumulative total return of the Nasdaq Stock Market Index of U.S. Companies, (ii) the cumulative total return of the Media General Internet Software and Services Index (the "Old Peer Group"), and (iii) the cumulative total return of CMGI, Inc., Internet Capital Group, Inc., and Safeguard Scientifics, Inc. (the "New Peer Group"). From March 23, 1998 through January 31, 2000, GSV operated as an Internet retail services provider, and GSV's peer group was represented by the Media General Internet Software and Services Index. In February 2000, GSV announced a change in its core strategy to that of an Internet incubator, and discontinued its online retailing operations. Accordingly, during the period from February 1, 2000 through December 31, 2000, GSV's peer group was comprised of other participants in the Internet incubator and investment industry. The performance graphs assume an investment of $100 in GSV's common stock, GSV's Old Peer Group and GSV's New Peer Group identified and described below at the beginning of the respective periods. The performance graphs are not intended to be indicative of future stock performance.

                            [MOUNTAIN GRAPH OMITTED]

      Directors' Compensation

      All directors are reimbursed for certain expenses in connection with attendance at Board of Directors and Committee meetings. Directors are eligible to be granted options to purchase common stock of GSV under the GSV, Inc. 1998 Stock Option Plan. Directors also receive annual compensation in the amount of $20,000 for their service as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information as of March 15, 2001, regarding the beneficial ownership of GSV common stock by (i) each person who is known to us to be the beneficial owner of more than five percent (5%) of our common stock; (ii) each director and each executive officer; and (iii) all current directors and executive officers as a group.

      Information contained in this report with regard to stock ownership was obtained from the company's stockholders' list, filings with governmental authorities, or from the named individual nominees, directors and officers. The persons identified in the foregoing table disclaim beneficial ownership of shares owned or held in trust for the benefit of members of their families or entities with which they may be associated.

                                                           Amount and Nature   Percentage of
                                                             of Beneficial      Outstanding
       Name and Address of Beneficial Owner (1)              Ownership (2)    Shares Owned (3)
       ----------------------------------------              -------------    ----------------
Executive Officers and Directors, and Director Nominees
Jeffrey S. Tauber                                               395,276(4)         19.54%
Andrew Bluestone                                                 50,000             2.47
Harvey Doliner                                                   50,700             2.51
Walter Epstein                                                   51,000             2.52
                                                                ========================
All executive officers and directors as a group (4
persons)                                                        529,476            26.17%

Beneficial Owners of in Excess of 5% (other than
directors and executive officers)
Jane Tauber                                                     395,276(5)         19.54%
The Jeffrey S. Tauber Grantor Retained Annuity Trust             74,485             3.68
The Jane S. Tauber Grantor Retained Annuity Trust                74,485             3.68

      (1) The address of each beneficial owner identified is c/o GSV, Inc., 116 Newark Avenue, Jersey City, New Jersey, except for Walter Epstein, which is Davis & Gilbert LLP, 1740 Broadway, New York, New York 10019.

      (2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

      (3) Each beneficial owner's percentage ownership is determined by assuming (i) that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this report have been exercised and converted, and (ii) 2,022,846 shares of common stock were outstanding, before any consideration is given to such options, warrants or convertible securities.

      (4) Includes 114,403 shares held directly, 74,485 shares of Common Stock in name of The Jeffrey S. Tauber Grantor Retained Annuity Trust, with Kevin S. Miller and Jane S. Tauber as trustees and 188,888 shares of Common Stock held in the name of Mr. Tauber's wife, Jane, including 74,485 shares held in the name of The Jane S. Tauber Grantor Retained Annuity Trust, with Kevin S. Miller and Jeffrey S. Tauber as trustees. Mr. Tauber disclaims beneficial ownership of all of the shares held in the name of the Jane S. Tauber Grantor Retained Annuity Trust. Also includes options which are vested or which will vest within 60 days following the record date.

      (5)   Includes 74,485 shares of Common Stock held in the name of The Jane
            S. Tauber Grantor Retained Annuity Trust, with Kevin S. Miller and Jeffrey S. Tauber as trustees, and 206,387 shares of Common Stock and options held in the name of Jeffrey S. Tauber, Mrs. Tauber's husband, including 74,485 shares held in the name of The Jeffrey S. Tauber Grantor Retained Annuity Trust with Kevin S. Miller and Jane
            S. Tauber as trustees. Jane S. Tauber disclaims beneficial ownership of all of the shares held in the name of The Jeffrey S. Tauber Grantor Retained Annuity Trust.

Item 13. Certain Relationships and Related Transactions.

      On August 14, 2000, GSV completed the sale of its retailing subsidiary, MG Acquisition Corp. (d/b/a Tools for Living), to a new entity formed by two executives of Tools for Living, Ian S. Phillips and Howard J. Kuntz III, for consideration including (i) approximately 179,200 post-split shares of common stock of GSV; (ii) the purchasers' assumption of the Tools for Living liabilities, and (iii) the release of all obligations owing to the executives under their respective employment agreements. Mr. Phillips served as a director of GSV from June 1999 to August 2000 and as Chief Executive Officer of MG Acquisition Corp. from June 1999 to August 2000. Mr. Kuntz served as President of MG Acquisition Corp. from June 1999 to August 2000. Prior to the completion of the sale of Tools for Living, Mr. Phillips and Mr. Kuntz held 94,000 and 89,155 post-split shares, respectively, of GSV common stock, and together were the beneficial owners of 8.6% of GSV's outstanding common stock.

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

(b)   Reports on Form 8-K.

                  GSV filed a Current Report Form 8-K on August 23, 2000 to report under Item 2 the disposition of its Tools for Living subsidiary. No other reports on Form 8-K were filed during 2000.

                           GSV, INC. AND SUBSIDIARIES
        (Formerly Cybershop International, Inc. and Cybershop.com, Inc.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants                                     F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999                 F-2

Consolidated Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998                                        F-3

Consolidated Statements of Stockholders' Equity (Deficit) for
     the Years Ended December 31, 2000, 1999 and 1998                        F-4

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998                                        F-5

Notes to Consolidated Financial Statements                                   F-6

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS [AA TO SEND FORMAT]

To GSV, Inc. (Formerly Cybershop International, Inc. and Cybershop.com, Inc.):

      We have audited the accompanying consolidated balance sheets of GSV, Inc., a Delaware corporation, (formerly Cybershop International, Inc. and Cybershop.com, Inc.) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSV, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                        Arthur Andersen LLP

Roseland, New Jersey

April 16, 2001

                           GSV, INC. AND SUBSIDIARIES
        (Formerly Cybershop International, Inc. and Cybershop.com, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999

                                                                                    2000              1999
                                                                                ------------      ------------
         ASSETS
Current Assets:
     Cash and cash equivalents                                                  $  2,333,000      $  8,471,000
     Accounts receivable, net of allowance for doubtful accounts
       of $0 and $106,000, respectively                                                   --            23,000
     Prepaid expenses and other current assets                                        76,000            40,000
     Net assets of discontinued operations                                                --        11,752,000
                                                                                ------------      ------------
       Total current assets                                                        2,409,000        20,286,000
Property and equipment, net                                                          509,000           604,000
Investments                                                                        1,400,000                --
Other assets                                                                          52,000            83,000
                                                                                ------------      ------------

       Total assets                                                             $  4,370,000      $ 20,973,000
                                                                                ============      ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                                   $    493,000      $    533,000
     Current portion of capital lease obligation                                      71,000            74,000
                                                                                ------------      ------------
       Total current liabilities                                                     564,000           607,000
Deferred rent                                                                         42,000            84,000
                                                                                ------------      ------------

       Total liabilities                                                             606,000           691,000
                                                                                ------------      ------------

Stockholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares authorized, zero
       outstanding in 2000                                                                --                --
     Common stock, $.001 par value; 15,000,000 shares                                  2,000             2,000
       authorized; 2,137,845 issued and 1,848,540 outstanding in 2000 and 2,006,792 issued and outstanding in 1999
     Additional paid-in capital                                                   38,008,000        37,886,000
     Treasury stock                                                                 (512,000)               --
     Accumulated deficit                                                         (33,734,000)      (17,606,000)
                                                                                ------------      ------------
       Total stockholders' equity                                                  3,764,000        20,282,000
                                                                                ------------      ------------

       Total liabilities and stockholders' equity                               $  4,370,000      $ 20,973,000
                                                                                ============      ============

        The accompanying notes are an integral part of these consolidated financial statements

                           GSV, INC. AND SUBSIDIARIES
        (Formerly Cybershop International, Inc. and Cybershop.com, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended December 31,                                    2000              1999              1998
                                                               ------------      ------------      -----------
Operating expenses:

     General and administrative                                   2,377,000         2,761,000        1,772,000
     Impairment of investments                                    1,503,000                --               --
                                                               ------------      ------------      -----------
       Total operating expenses                                   3,880,000         2,761,000        1,772,000
                                                               ------------      ------------      -----------
Loss from continuing operations, before interest income          (3,880,000)       (2,761,000)      (1,772,000)
Interest income, net                                                253,000           252,000          619,000
                                                               ------------      ------------      -----------
Loss from continuing operations                                  (3,627,000)       (2,509,000)      (1,153,000)
Discontinued operations:
     Loss from operations                                        (1,814,000)       (7,325,000)      (6,814,000)
     Loss on disposal                                           (10,687,000)         (435,000)              --
                                                               ------------      ------------      -----------
     Total discontinued operations                              (12,501,000)       (7,760,000)      (6,814,000)
                                                               ------------      ------------      -----------
Net loss                                                       $(16,128,000)     $(10,269,000)     $(7,967,000)
                                                               ============      ============      ===========

Basic and diluted net loss per common share (See Note 2):
Loss per common share from continuing operations               $      (1.78)     $      (1.49)     $     (0.86)
Effect of adjustable common stock warrants                            (1.55)            (0.24)              --
                                                               ------------      ------------      -----------
Loss per common share from continuing operations including
     effect of adjustable common stock warrants                       (3.33)            (1.73)           (0.86)
Loss per common share from discontinued operations                    (0.89)            (4.36)           (5.09)
Loss per common share from loss on disposal of
     discontinued operations                                          (5.25)            (0.26)              --
                                                               ------------      ------------      -----------
Net loss per common share including effect of adjustable
common stock warrants                                          $      (9.47)     $      (6.35)     $     (5.95)
                                                               ============      ============      ===========

Weighted average common shares outstanding,
basic and diluted                                                 2,037,000         1,679,000        1,339,000

        The accompanying notes are an integral part of these consolidated financial statements

                           GSV, INC. AND SUBSIDIARIES
        (Formerly Cybershop International, Inc. and Cybershop.com, Inc.)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                 Common Stock
                                           ------------------------
                                                                           Members
                                                             Par           Capital
                                             Shares         Value          Interest
                                           ---------      ---------      -----------
Balance at December 31, 1997                      --      $      --      $ 3,139,000
     Contribution of members' capital
       interest in exchange for the
       issuance of common stock              800,000          1,000       (3,139,000)
     Issuance of common stock                 50,000             --               --
     Sale of common stock                    644,000             --               --
     Non-cash compensation expense                               --               --
     Exercise of stock options                 4,670             --               --
     Net loss                                                    --               --
                                           ---------      ---------      -----------
Balance at December 31, 1998               1,498,670          1,000               --
     Issuance of common stock                200,000          1,000               --
     Sale of common stock                    262,650             --               --
     Non-cash compensation expense                               --               --
     Exercise of stock options                31,005             --               --
     Exercise of stock warrants               14,467             --               --
     Net loss                                                    --               --
                                           ---------      ---------      -----------
Balance at December 31, 1999               2,006,792          2,000               --
     Non-cash compensation expense                               --               --
     Shares purchased as treasury
       stock                                (289,305)
     Exercise of stock options                 8,356             --               --
     Exercise of stock warrants              122,697             --               --
     Net loss                                                    --               --
                                           ---------      ---------      -----------
Balance at December 31, 2000               1,848,540      $   2,000      $        --
                                           =========      =========      ===========
                                           Additional
                                             Paid-in           Treasury         Accumulated
                                             Capital             Stock            Deficit            Total
                                           ------------      ------------      ------------      ------------
Balance at December 31, 1997               $         --      $         --      $ (3,144,000)     $     (5,000)
     Contribution of members' capital
       interest in exchange for the
       issuance of common stock                (636,000)               --         3,774,000                --
     Issuance of common stock                   139,000                --                --           139,000
     Sale of common stock                    18,749,000                --                --        18,749,000
     Non-cash compensation expense               33,000                --                --            33,000
     Exercise of stock options                   39,000                --                --            39,000
     Net loss                                        --                --        (7,967,000)       (7,967,000)
                                           ------------      ------------      ------------      ------------
Balance at December 31, 1998                 18,324,000                --        (7,337,000)       10,988,000
     Issuance of common stock                 8,126,000                --                --         8,127,000
     Sale of common stock                    10,664,000                --                --        10,664,000
     Non-cash compensation expense               51,000                --                --            51,000
     Exercise of stock options                  523,000                --                --           523,000
     Exercise of stock warrants                 198,000                --                --           198,000
     Net loss                                        --                --       (10,269,000)      (10,269,000)
                                           ------------      ------------      ------------      ------------
Balance at December 31, 1999                 37,886,000                --       (17,606,000)       20,282,000
     Non-cash compensation expense               35,000                --                --            35,000
     Shares purchased as treasury
       stock                                                     (512,000)               --          (512,000)
     Exercise of stock options                   87,000                --                --            87,000
     Exercise of stock warrants                      --                --                --                --
     Net loss                                        --                --       (16,128,000)      (16,128,000)
                                           ------------      ------------      ------------      ------------
Balance at December 31, 2000               $ 38,008,000      $   (512,000)     $(33,734,000)     $  3,764,000
                                           ============      ============      ============      ============

        The accompanying notes are an integral part of these consolidated financial statements

                           GSV, INC. AND SUBSIDIARIES
        (Formerly Cybershop International, Inc. and Cybershop.com, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31,
                                                                       2000              1999              1998
                                                                  ------------      ------------      ------------
Cash flows from operating activities:
   Net loss                                                       $(16,128,000)     $(10,269,000)     $ (7,967,000)
   Adjustments to reconcile net loss to net cash used in
     Operating activities:
       Depreciation                                                     66,000           709,000           209,000
       Amortization of goodwill                                                        1,733,000                --
       Non-cash compensation expense                                    35,000            51,000            33,000
       Minority interest                                                    --          (482,000)         (385,000)
       Write down of investments                                     1,503,000                --                --
       Loss on disposal of discontinued
       operations                                                   10,687,000           435,000                --
       Increase (decrease) in cash from changes in:
          Accounts receivable, net                                      23,000          (938,000)         (110,000)
          Inventories                                                       --           144,000          (495,000)
          Prepaid expenses and other                                    36,000          (622,000)         (235,000)
          Loss on disposal of property and equipment                        --           517,000                --
          Other assets                                                 (31,000)           77,000            46,000
          Accounts payable and accrued liabilities                     (40,000)          900,000         3,293,000
          Deferred revenues                                                 --           (72,000)          (63,000)
          Deferred rent                                                (42,000)           35,000            44,000
                                                                  ------------      ------------      ------------
               Net cash used in operating activities                (3,891,000)       (7,782,000)       (5,630,000)
                                                                  ------------      ------------      ------------

Cash flows from investing activities:
     Purchases of property and equipment                               (29,000)         (655,000)       (2,016,000)
     Purchases of investments                                       (2,003,000)               --                --
     Acquisitions of businesses, net of cash acquired                       --        (6,764,000)               --
                                                                  ------------      ------------      ------------
               Net cash used in investing activities                (2,032,000)       (7,419,000)       (2,016,000)
                                                                  ------------      ------------      ------------

Cash flows from financing activities:
     Net proceeds from sale of common stock                                 --        10,666,000        18,888,000
     Common stock repurchased                                         (176,000)               --                --
     Minority capital contribution in joint venture                         --                --           245,000
     Proceeds from exercise of stock options                            87,000           523,000            39,000
     Proceeds from exercise of stock warrants                               --           198,000                --
     Proceeds of short-term loan                                            --                --           500,000
     Repayment of short-term loan                                           --                --          (500,000)
     Payments of capital lease obligations                              (4,000)               --           (28,000)
                                                                  ------------      ------------      ------------
          Net cash (used in) provided by financing activities          (34,000)       11,387,000        19,144,000
Cash used in discontinued operations                                  (122,000)               --                --
                                                                  ------------      ------------      ------------
               Net increase (decrease) in cash                      (6,138,000)       (3,814,000)       11,498,000

Cash and cash equivalents, beginning of period                       8,471,000        12,285,000           787,000
                                                                  ------------      ------------      ------------

Cash and cash equivalents, end of period                          $  2,333,000      $  8,471,000      $ 12,285,000
                                                                  ============      ============      ============
Supplemental cash flow information:
     Cash paid for interest                                       $      6,000      $         --      $      3,000
     Common stock issued in connection with acquisition           $         --      $  8,125,000                --
     Assets acquired under capital lease obligation               $         --      $     71,000                --

                           GSV, INC. AND SUBSIDIARIES
        (Formerly Cybershop International, Inc. and Cybershop.com, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION:

      Prior to February 2000, GSV was an online consumer and direct response retailer. In February 2000, GSV announced a change in its core strategy to that of an Internet incubator.

      Consistent with the change to its Internet incubator strategy, in February 2000 GSV began the process of discontinuing its two online retailing divisions, Cybershop.com and electronics.net. The operations of the Cybershop.com division were discontinued in February 2000 and in May 2000 electronics.net was also discontinued. In August 2000, GSV sold its remaining retailing subsidiary, Tools for Living (purchased by GSV in June 1999) to two executives of Tools for Living, who were also the former owners of Tools for Living, for consideration including approximately 896,000 shares of common stock of GSV, Inc. previously owned by such purchasers, the purchasers' assumption of the liabilities of Tools for Living, and the release of all obligations owing by GSV to the purchasers, including the obligations under their respective employment agreements.

      Through its Internet incubator operations the Company's goal has been to identify and develop attractive early stage Internet companies, and to provide these companies, as needed, with management, marketing, financing (including early stage seed capital), human resources, accounting resources, use of its facilities and its extensive expertise in business development. In exchange for these services GSV has sought to obtain equity positions in these companies commensurate with the level and nature of services provided and the state of their development. The focus of GSV's incubator operations has been to acquire substantial interests in companies sufficient to qualify GSV's ownership in such entities as assets that do not constitute investment securities under the Investment Company Act of 1940. To date, however, the interests acquired in five Internet-related companies did not meet such qualification. GSV is continuing to look at incubator opportunities but only where this interest would be sufficient so as to qualify. Because of the difficulty of finding attractive early stage Internet investments, GSV has broadened its business operations with a view toward acquiring one or more active businesses not engaged in internet related businesses. At this time no specific business acquisition has been identified.

      GSV is considering the possible disposition of the incubator investments it has made to date and has also made substantial write downs of those investments to reflect current depressed market valuations. If attractive incubator investments meeting the active business requirement cannot be found, GSV will focus on acquiring other more developed business that may not necessarily be Internet related.

      As a result of the continuing losses, the Company may need additional funding in order to fully implement its business plan and there is no assurance that the Company's efforts to raise these funds will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Business Combinations

The acquisition of Tools for Living, has been accounted for under the purchase method of accounting. As a result of the sale of Tools for Living, the results of operations of Magellan from the date of acquisition, are classified in the accompanying consolidated statements of operations as loss from discontinued operations. The excess of the purchase price of Magellan over the estimated fair value of net assets acquired is included in net assets of discontinued operations in the accompanying December 31, 1999 consolidated balance sheet and its remaining value as of the date of disposal was included in loss on disposal in the accompanying consolidated statement of operations for the year ended December 31, 2000.

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

Advertising

      The recognition of advertising costs is in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 93-7, Reporting of Advertising Costs. Advertising costs other than direct-response are expensed at the time the initial advertising takes place. Direct-response advertising consists primarily of the cost of print advertisements placed in national magazines and newspapers which include unique codes identifying each particular publication and the individual advertisement. Direct-response advertising costs are amortized over the period during which associated net revenues are expected, generally approximating three months or less.

      Advertising costs reported as prepaid expenses and other current assets in the accompanying consolidated balance sheets were $0 and $569,000 as of December 31, 2000 and 1999, respectively. Advertising expense was $1,829,000, $3,039,000 and $4,276,000 during 2000, 1999 and 1998, respectively.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the assets' estimated useful lives, which range from three to ten years.

Goodwill, net

      Goodwill represents the excess of the purchase price of Tools for Living, over the fair value of assets acquired, and up until the date of sale, was being amortized on a straight line basis over five years. Total goodwill as of December 31, 1999 in the accompanying consolidated balance sheet is stated net of total accumulated amortization of $1,733,000.

Long-Lived Assets

      The Company reviews its long-lived assets and certain related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company determined that impairment existed in certain of its investments as explained in Note 7.

Stock Based Compensation

      The Financial Accounting Standards Board has issued "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that an entity account for employee stock based compensation under a fair value base method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net loss and loss per share as if the fair value based method of accounting under SFAS 123 had been applied. The Company continues to account for employee stock-based compensation under Opinion 25 and has included applicable note below, the pro forma disclosures required under SFAS 123.

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

Net Loss Per Common Share

      Basic and diluted net loss per common share is calculated by dividing net loss per common share after effect of adjustable common stock warrants, as explained below, by the weighted average number of shares of common stock outstanding during the period as follows:

                                                 2000                                        1999
                                 -------------------------------------      -------------------------------------
                                                                  Per                                        Per
                                      Loss          Shares       Share           Loss          Shares       Share
                                      ----          ------       -----           ----          ------       -----
Loss from continuing
operations                       $ (3,627,000)     2,037,000    $(1.78)     $ (2,509,000)     1,679,000    $(1.49)
Effect of adjustable common
stock warrants                     (3,163,000)                   (1.55)         (401,000)                   (0.24)
                                 ------------      ---------    ------      ------------      ---------    ------
Loss from continuing
operations including effect
of adjustable common stock
warrants                           (6,790,000)     2,037,000     (3.33)       (2,910,000)     1,679,000     (1.73)
Loss from discontinued
operations                         (1,814,000)                   (0.89)       (7,325,000)                   (4.36)
Estimated loss on disposal
of discontinued operations        (10,687,000)                   (5.25)         (435,000)                   (0.26)
                                 ------------      ---------    ------      ------------      ---------    ------
Net loss including effect of
adjustable common stock
warrants                         $(19,291,000)     2,037,000    $(9.47)     $(10,670,000)     1,679,000    $(6.35)
                                 ============      =========    ======      ============      =========    ======
                                               1998
                              ----------------------------------------
                                                                  Per
                                      Loss          Shares       Share
                                      ----          ------       -----
Loss from continuing
operations                        $(1,153,000)     1,339,000    $(0.86)
Effect of adjustable common
stock warrants                             --                       --
                                 ------------      ---------    ------
Loss from continuing
operations including effect
of adjustable common stock
warrants                           (1,153,000)     1,339,000     (0.86)
Loss from discontinued
operations                         (6,814,000)                   (5.09)
Estimated loss on disposal
of discontinued operations                 --                       --
                                 ------------      ---------    ------
Net loss including effect of
adjustable common stock
warrants                          $(7,967,000)     1,339,000    $(5.95)
                                  ===========      =========    ======

      As explained further, below, warrants were issued in connection with both the September 1999 and December 1999 private placements. Warrants associated with the September 1999 private placement were exercised during 1999 and warrants associated with the December 1999 private placement were exercised during 2000. As a result, their effect was included in calculating basic and diluted net loss per common share by including their value in loss per common share and the weighted average of the commons shares issued as a result in the calculation of weighted average common shares outstanding. Common shares issued in exchange for the September 1999 private placement warrants were 8,734, which were multiplied by a value of $45.95 per share in calculating net loss per common share. Common shares issued in exchange for the December 1999 private placement warrants were 122,697, which were multiplied by a value of $25.80 per share in calculating net loss per common share.

      There were 357,200, 108,170 and 142,861 options outstanding as of December 31, 2000, 1999 and 1998. There were 46,000, 46,000 and 118,738 common stock warrants, other than adjustable common stock warrants, outstanding as of December 31, 2000, 1999 and 1998. Both the options and the warrants have been excluded from the above calculations as the effect would be antidilutive.

(2)   ACQUISITIONS:

      Effective June 1, 1999 the Company acquired all of the outstanding common stock of Tools for Living, an online and direct response retailer of high quality personal care, home and health related products, in exchange for 1,000,000 shares of the Company's common stock and $5,000,000 in cash. The acquisition was accounted for as a purchase with the full $14,870,000 purchase price allocated to goodwill. Additionally, during 1999, $467,000 of earn-out payments were made to the former owners and were accounted for as part of the purchase price. The sale of Tools for Living resulted in a loss of approximately 11,587,000 which is included in loss on Disposal of Discount Operations in the Accompanying Statements of Operations. In August 2000, GSV sold Tools for Living to the two former shareholders and executives of Tools for Living, for consideration including approximately 179,200 shares of common stock of GSV, Inc. previously owned by such purchasers, the purchasers' assumption of the liabilities of Tools for Living, and the release of all obligations owing by GSV to the purchasers, including the obligations under their respective employment agreements.

      The unaudited pro forma combined consolidated financial information for the twelve months ended December 31, 1999 and 1998, as though Tools for Living had been acquired on January 1, 1998, would have resulted in a net loss of $11,970,000 and $10,922,000, and basic and diluted net loss per share including effect of adjustable common stock warrants of ($7.00) and ($7.10), respectively. The unaudited pro forma net loss includes amortization of goodwill of $2,933,000 and $2,881,000 for the 12 months ended December 31, 1999 and 1998, respectively. This unaudited pro forma combined consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had the Company and Tools for Living been a combined company during the specified periods.

(3)   DISCONTINUED OPERATIONS:

      During February 2000, the Company announced a change in its core strategy to an Internet incubator and investment model. Consistent with this change GSV began the process of discontinuing its two online retailing divisions, Cybershop.com and electronics.net. The operations of the Cybershop.com division were discontinued in February 2000 and in May 2000 electronics.net was also discontinued. In August 2000, GSV sold its remaining retailing subsidiary, Tools for Living (purchased by GSV in June 1999) to two executives of Tools for Living, who were also the former owners of Tools for Living, for consideration including approximately 896,000 shares of common stock of GSV, Inc. previously owned by such purchasers, the purchasers' assumption of the liabilities of Tools for Living, and the release of all obligations owing by GSV to the purchasers, including the obligations under their respective employment agreements

      The operating results of the company's retailing operations, Cybershop.com, electronics.net and Tools for Living are reflected as discontinued operations in the accompanying consolidated financial statements. As of December 31, 1999 an estimated loss on disposal of $435,000 was recorded to reflect the closing of Cybershop.com. Included in the loss on disposal were estimated operating losses associated with Cybershop.com from the measurement date of January 1, 2000 through the disposal date of February 9, 2000 of $660,000, a reduction in the carrying amounts of current assets and fixed assets of $120,000 and $415,000, respectively, reserves for future obligations of $240,000 and a gain on the sale of the cybershop.com domain name and customer lists of $1,000,000. Actual results for 2000 for Cybershop.com included breakeven operating results, a $1,000,000 gain on the sale of the cybershop.com domain name, and reductions in the carrying amounts of current assets and fixed assets of $120,000 and $586,000, respectively. During 2000 the provision was reduced by $900,000 reflecting lower than anticipated losses for Cybershop.com, and is reflected within Loss on disposal of discontinued operations in the accompanying unaudited consolidated statements of operations. The measurement date for the closing of electronics.net and the sale of Tools for Living are March 31, 2000 and June 30, 2000, respectively. The sale of Tools for Living resulted in the write-off of remaining unamortized goodwill associated with the original purchase of Tools for Living of approximately $11,650,000, and is reflected in loss on disposal of discontinued operations in the accompanying Statement of operations for the year ended December 31, 2000.

      Total revenues associated with the discontinued operations during 2000, 1999 and 1998 were $5,915,000, $9,917,000 and $5,054,000, respectively. Total losses generated by discontinued operations during 2000, 1999, and 1998 were $1,814,000, $7,325,000 and $6,814,000, respectively.

(5) Joint Venture:

      electronics.net, the Company's joint venture with Tops Appliance City ("TOPS"), was formed in June 1998 and began operations in the fourth quarter of 1998, as an online retail consumer web site offering consumer electronics, appliances, home office equipment and related accessories. At the time of inception the joint venture was 51% owned by the Company and 49% by TOPS. In September of 1999, TOPS, the joint venture's primary supplier of merchandise, announced its intention to discontinue selling consumer electronics. As a result, effective November 15, 1999, TOPS exited the joint venture and assigned its membership interest without cost to the Company. Additionally, in the event of any sale of the rights to the name and web site address of the joint venture, the net proceeds therefrom shall be distributed 51% to the Company and 49% to TOPS. As a result of the above, prior to discontinuing electronics.net in March 2000, the Company accounted for the results of electronics.net in the accompanying consolidated financial statements as a 51% owned subsidiary from inception through November 15, 1999 and as a wholly owned subsidiary thereafter.

      As of December 31, 2000 amounts owed by TOPS to the Company, representing TOPS' obligation under the joint venture operating agreement to fund the operations of electronics.net in accordance with its non-controlling 49% interest, exist in the amount of $622,000. This amount has been net against the liability. As of December 31, 2000, the Company owed TOPS approximately $650,000 representing, primarily, the cost of merchandise supplied to the joint venture. In February of 2000 TOPS filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey.

(6)   PROPERTY AND EQUIPMENT:

                                                         December 31,

                                                    2000                1999
                                                -----------         -----------
Office equipment and software                   $   608,000         $   637,000
Furniture and fixtures                              148,000             148,000
Leasehold improvements                              353,000             353,000
                                                -----------         -----------
                                                  1,109,000           1,138,000
Less: Accumulated depreciation                     (600,000)           (534,000)
                                                -----------         -----------
                                                $   509,000         $   604,000
                                                ===========         ===========

(7)   INVESTMENTS

            In July 2000, GSV purchased $1,500,000 of shares of preferred stock of Telephone.com, Inc., an online business exchange and vertical marketplace targeting the telecommunications industry. The preferred stock is convertible into common stock representing approximately a 9% ownership interest in Telephone.com. GSV also acquired warrants to purchase 200,000 shares of common stock of Telephone.com at an exercise price of $4.00 per share and 200,000 shares of common stock of Telephone.com at an exercise price of $6.00 per share.

      In July 2000, GSV purchased $200,000 of shares of common stock of Fasturn, Inc., a business-to-business e-commerce solution web site that brokers manufacturing capacity to large and mid-sized retailers' purchase orders worldwide.

      In August 2000, in a venture led by Marketvision Direct, Inc., GSV purchased $100,000 of shares of common stock of Weema Technologies, Inc, a company that has developed streaming media technology in a peer-to-peer architecture.

      In March 2000, GSV exchanged its rights to the Cybershop.com domain name and customer lists for $900,000 of shares of common stock of e-Commerce Solutions, Inc., a developer and operator of customized online marketplaces for merchants and major Internet portals and destination sites.

      In August 2000, in a joint venture with Total Film Group, Inc., GSV purchased $200,000 of shares of common stock of MeetChina.com, a leading Chinese business-to-business e-commerce trading portal.

      The above investments have been accounted for on a cost basis of accounting.

      During the year ending December 31, 2000, the Company recorded write downs of $1,503,000 for these investments to reflect impairment caused by current depressed market valuations.

(8)   LEASES:

      Assets under capital leases as of December 31, 2000 are $88,000 and represent computer equipment classified within property and equipment in the accompanying consolidated balance sheets. The amount remaining under the lease obligation as of December 31, 2000 of $71,000 is due within one year and is classified as current portion of capital lease obligation in the accompanying consolidated balance sheets.

      Future commitments for minimum rentals under non-cancellable operating leases are as follows:

                     2001.......................       140,000
                     2002.......................       133,000
                     2003.......................       126,000
                     2004.......................       126,000
                     2005.......................       126,000
                     Thereafter.................       377,000

      Rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to $107,000, $124,000 and $73,000, respectively.

(9)   INCOME TAXES:

      Deferred taxes are recognized on the differences between the financial reporting and income tax basis of assets and liabilities using enacted tax rates.

The tax effects of temporary differences and the net operating loss carry-forwards that give rise to significant portions of the net deferred income tax asset at December 31, 2000 and 1999 are as follows:

                                                          December 31,
                                                     2000               1999
                                                 -----------        -----------
Net operating loss carryforwards                 $11,644,000        $ 5,794,000
Discontinued operation reserves                           --            174,000
Operating reserves                                        --            275,000
                                                 -----------        -----------
                                                  11,644,000          6,243,000
Valuation allowance                              (11,644,000)        (6,243,000)
                                                 -----------        -----------
                                                 $        --        $        --
                                                 ===========        ===========

      Due to the uncertain realization of the deferred tax asset, the Company has provided a full valuation allowance. As of December 31, 2000, the Company had net operating loss carry-forwards of approximately $29,000,000, which begin to expire in 2013.

(10)  STOCKHOLDERS' EQUITY:

      On March 18, 1998, the members of CyberShop L.L.C. contributed all of their members capital interests in exchange for 800,000 shares of the Company's common stock. Both entities were under common control, which resulted in the transaction being accounted for comparable to a pooling of interests. This contribution resulted in a transfer of the balances of members capital interests and accumulated deficit to common stock and additional paid in capital at the time of the contribution.

      On March 26, 1998, the Company completed its IPO of 644,000 shares of common stock at a price of $32.50 per share. Net proceeds from this offering, net of underwriting discounts and offering costs, were $18,749,000.

      On September 30, 1999 the Company completed a private placement of equity securities raising gross proceeds of $5.1 million. The financing involved the issuance of 156,923 shares of common stock at $32.50 per share and warrants to purchase an aggregate of 31,384 shares of common stock at an exercise price of $37.50 per share with a term expiring on September 30, 2004. The sale price of the Company's common stock and the exercise price of the warrants issued in the private placement were both higher than the last reported sale price of $29.05 on the Nasdaq National Market on September 30, 1999. As part of the financing another class of warrants were issued ("September adjustable common stock warrants"). These warrants provided the investors with the right to receive additional shares at an exercise price of $.005 per share if the price of the Company's stock traded below certain levels during 22 consecutive business days ("adjustment periods"), after the effective date of a registration statement filed with the Securities and Exchange Commission ("the SEC"). A formula was applied to one-third of the shares sold. That formula was based on determining the average of the twelve lowest closing bid prices in the adjustment period. This average lowest bid price was divided into a number equal to one-third of the shares sold multiplied by the difference between $37.80 and the average lowest bid price. In November 1999, 8,734 shares of common stock were issued by the Company to the investors pursuant to the September adjustable common stock warrants.

      On December 8, 1999 the Company completed another private placement of equity securities with the same investors raising gross proceeds of $6.0 million. The financing involved the issuance of 105,727 shares of common stock at $56.75 per share and warrants to purchase an aggregate of 47,577 shares of common stock at an exercise price of $60.00 per share with a term expiring on December 8, 2004. The sale price of the common stock and the exercise price of the warrants issued in the private placement were both higher than the last reported sale price of $45.32 on the Nasdaq National Market on December 8, 1999. As part of the financing another class of warrants were issued ("December adjustable common stock warrants"). These warrants provided the investors with the right to receive additional shares, at an exercise price of $.005 per share, if the price of the Company's stock traded below certain levels during the 40 trading day period following the effective date of a registration statement filed with the SEC. A formula was applied to the 105,727 shares sold. That formula was based on determining the average of the twenty lowest closing bid prices in the 40 trading day period. This average lowest bid price was divided into the number of the shares sold multiplied by the difference between $56.75 and the average lowest bid price. In February 2000, 122,697 shares of common stock were issued by the Company to the investors upon exercise of the December adjustable common stock warrants

      In June 2000, GSV was notified by The Nasdaq National Market that GSV had failed to maintain a minimum bid price of $1.00 for GSV's common stock for more than 30 consecutive trading days as required for continued listing. GSV was informed by The Nasdaq National Market that if GSV did not regain compliance with the minimum bid price requirements, GSV's common stock would be delisted from The Nasdaq National Market at the opening of business September 20, 2000.

      In order to increase the bid price of GSV's common stock to at least $1.00 per share, at a special meeting of the stockholders of GSV on August 30, 2000, GSV's board of directors proposed that a reverse stock split be effected, whereby each holder of five shares of common stock would become the holder of one share of common stock. The stockholders voted to approve a one-for-five reverse split of GSV's common stock, reducing the number of shares of common stock outstanding. At the special meeting, 9,232,084 shares were voted for the proposal, 172,663 shares were voted against the proposal, and the holders of 21,050 shares abstained from voting on the proposal. The Company effected the stock split on July 12, 2000. All share amounts have been adjusted retroactively to reflect the reverse split. GSV was delisted from The Nasdaq Small Cap Market at the opening of business March
14. 2001.

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

(11)  STOCK OPTIONS:

      Prior to 1998, the Company had issued non-qualified stock options to officers, employees and consultants, which are summarized as follows:

                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                           Shares         Price
                                                           ------         -----
Outstanding at December 31, 1997 ...................       54,726         12.40
Cancelled ..........................................       (1,015)        15.00
Exercised ..........................................       (4,670)         8.35
                                                          -------        ------
Outstanding at December 31, 1998 ...................       49,041         12.70
Cancelled ..........................................         (119)        15.00
Exercised ..........................................      (27,397)        11.55
                                                          -------        ------
Outstanding at December 31, 1999 ...................       21,525        $14.45
Cancelled ..........................................      (14,785)        16.78
Exercised ..........................................       (6,740)         9.34
                                                          -------        ------
Outstanding at December 31, 2000 ...................            0        $    0
                                                          =======        ======

      In 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Option Plan"). Under the 1998 Option Plan, stock options may be granted to directors, officers, employees and consultants of the Company. Under the 1998 Option Plan the number of shares available for issuance is 600,000.

The 1998 Option Plan is summarized as follows:

                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                            Shares       Price
                                                            ------       -----
Granted .............................................       97,420       $27.65
Cancelled ...........................................       (3,600)       37.70
                                                          --------       ------
Outstanding at December 31, 1998 ....................       93,820        27.30
Granted .............................................      151,550        36.45
Cancelled ...........................................     (146,765)       32.25
Exercised ...........................................      (11,961)       24.60
                                                          --------       ------
Outstanding at December 31, 1999 ....................       86,644       $35.60
Granted .............................................      320,000         9.08
Cancelled ...........................................      (47,829)       35.04
Exercised ...........................................       (1,616)       15.27
                                                          --------       ------
Outstanding at December 31, 2000 ....................      357,199       $12.30
                                                          ========       ======

      As of December 31, 2000, there were 105,133 options exercisable under the 1998 Option Plan, and 29,006 options exercisable as of December 31, 1999. Generally, options vest one-third annually over three years and expire five years from the date of grant.

      In 1998, the Company adopted the 1998 Directors' Stock Option Plan (the "Directors' Plan"). Pursuant to the Directors' Plan, each member of the Board of Directors who is not an employee of the Company who is elected or continues as a member of the Board of Directors is entitled to receive options to purchase 600 shares of common stock annually at an exercise price equal to fair market value on the date of the grant. The maximum number of shares of common stock reserved for issuance under the Directors' Plan is 14,000 shares. As of December 31, 2000, there were 1,800 options granted and outstanding under the Directors' Plan with a weighted average exercise price of $32.50, 1,800 of which were exercisable. All options issued under the Directors' Plan vest after the first anniversary of the date of grant and expire three years thereafter.

      Effective January 1, 1996, the Company adopted the provisions of SFAS 123. As permitted by the statement, the Company has elected to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation cost has been recognized for stock options granted at or above market value. Had the fair value method of accounting been applied to all of the Company's stock option grants, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, the net loss would have been increased by approximately $935,000 or $0.46 per share in 2000, $44,000 or $0.25 per share in 1999 and $287,000 or $0.20 per share in
1998. This pro forma impact takes into account options granted since January 1, 1996 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $8.55, $28.10 and $14.65, respectively. The fair value was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: risk free interest rate of 6.5% in 1998, 1999 and 2000, 75% volatility in 1998, 131% volatility in 1999 and 150% volatility in 2000, no assumed dividends and an expected life of two years in 1997, and three years in 1998 and 1999.

(12)  SUBSEQUENT EVENTS:

      On March 1, 2001, GSV issued 363,637 shares of a new Series A 12% Convertible Preferred Stock, par value $0.001 per share, to a private investment corporation, for $1.10 per share for total proceeds of $400,000.70). Brooks Station has the option to purchase up to an aggregate of 272,728 additional shares, at a purchase price of $1.10 per share, for aggregate consideration of up to $300,000. The Series A Convertible Preferred Stock is convertible into shares of GSV's Common Stock, at a conversion price of $1.10 per share, subject to certain anti-dilution adjustments. From the date of issuance of the Series A Convertible Preferred Stock, the holders of each such share of Preferred Stock shall be entitled to receive, on each June 30 and December 31, cumulative cash dividends at an annual rate of 12%, so long as such share remains outstanding.

Delisting From Nasdaq

      In June 2000, GSV was notified by The Nasdaq National Market that GSV had failed to maintain a minimum bid price of $1.00 for GSV's common stock for more than 30 consecutive trading days as required for continued listing. GSV was informed by The Nasdaq National Market that if GSV did not regain compliance with the minimum bid price requirements, GSV's common stock would be delisted from The Nasdaq National Market at the opening of business September 20, 2000.

      In order to increase the bid price of GSV's common stock to at least $1.00 per share, at a special meeting of the stockholders of GSV on August 30, 2000, GSV's board of directors proposed that a reverse stock split be effected, whereby each holder of five shares of common stock would become the holder of one share of common stock. The stockholders voted to approve a one-for-five reverse split of GSV's common stock, reducing the number of shares of common stock outstanding. At the special meeting, 9,232,084 shares were voted for the proposal, 172,663 shares were voted against the proposal, and the holders of 21,050 shares abstained from voting on the proposal.

      In December 2000, GSV was notified by The Nasdaq SmallCap Market that GSV had not maintained the minimum $1.00 per share bid price required for continued listing on The Nasdaq SmallCap Market. Effective December 13, 2000, GSV's trading symbol was changed from "GSVI" to "GSVIC," reflecting GSV's failure to maintain the minimum $1.00 per share bid price required. GSV was further notified by The Nasdaq SmallCap Market that if GSV's bid price did not reach a minimum of $1.00 for ten consecutive trading days prior to March 8, 2001, GSV's common stock would be delisted from The Nasdaq SmallCap Market. GSV's common stock was delisted on March 14, 2001 and is currently trading on the OTC Bulletin Board under the symbol "GSVI.OB".

(13)  LITIGATION

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

To GSV, Inc. (formerly Cybershop International, Inc. and Cybershop.com, Inc.)

      We have audited in accordance with generally accepted auditing standards the 2000, 1999 and 1998 consolidated statements of GSV, Inc. and subsidiaries included on pages F-3 through F-16 of this annual report on Form 10-K and have issued our report thereon dated April 13, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as whole. The schedule listed in Item 16(b) of this registration statement is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 and in our opinion fairly states in all material respects the financial data required to be set forth thereon in relation to the basic consolidated financial statements taken as a whole.


                                        Arthur Andersen LLP

Roseland, New Jersey
April 17, 2001

                                                                     Schedule II

                        VALUATION AND QUALIFYING ACCOUNTS
                         Allowance for Doubtful Accounts

                                         Balance at   Charged to
                                         Beginning    Costs and                    Balance at
                                          of Year      Expenses     Deductions     End of Year
For the year ending December 31, 1998     $ 10,000     $  1,000       ($6,000)     $  5,000
For the year ending December 31, 1999     $  5,000     $262,000     ($161,000)     $106,000
For the year ending December 31, 2000     $106,000                  ($106,000)     $      0

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GSV has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GSV, INC.


                                        By /s/ Jeffrey S. Tauber
                                           -------------------------------------
                                           Jeffrey S. Tauber
                                           Chairman, Chief Executive Officer and
                                           President

                                           Date: April 16, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of GSV and in the capacities and on the dates indicated.


/s/ Jeffrey S. Tauber                                          April 16,  2001
----------------------------------
Jeffrey S. Tauber
Chairman; Chief Executive Officer,
President (Principal Executive Officer) and Director


/s/ Andrew Bluestone                                           April 16,  2001
----------------------------------
Andrew Bluestone
Director


/s/ Harvey Doliner                                             April 16,  2001
----------------------------------
Harvey Doliner
Director


/s/ Walter M. Epstein                                          April 16,  2001
----------------------------------
Walter M. Epstein
Director

                                INDEX OF EXHIBITS

Item No.    Item Title                                                   Exhibit
No.         ----------                                                   -------
---

3.    (i)   Articles of Incorporation:

            3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to GSV's Registration Statement on Form S-1, File No. 333-42707).

            3.2 Certificate of Amendment of the Certificate of Incorporation of Cybershop International, Inc. (Incorporated by reference to Exhibit 3.2 to GSV's Report on Form 10-Q for the fiscal quarter ended June 30, 1999, File No. 000-23901).

            3.3 Certificate of Merger of GSV, Inc into Cybershop.com, Inc. (incorporated by reference to Exhibit 3.5 to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2000).

            3.4 Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to GSV's Current Report on Form 8-K dated March 6, 2001).

      (ii) Bylaws (incorporated by reference to Exhibit 3.2 to GSV's Registration Statement on Form S-1, File No. 333-42707).

4.    Instruments defining the rights of security holders, including indentures:

            4.1 Specimen of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to GSV's Registration Statement on Form S-1, File No. 333-42707).

            4.2 Form of Warrant dated September 30, 1999, issued to Strong River Investments, Inc. and Montrose Investments L.P. (incorporated by reference to Exhibit 4 D to Post Effective Amendment No. 2 to GSV's Registration Statement on Form S-3, File No. 333-75507).

            4.3 Form of Warrant dated September 30, 1999, issued to Strong River Investments, Inc. and Montrose Investments L.P. (incorporated by reference to Exhibit 4 E to Post Effective Amendment No. 2 to GSV's Registration Statement on Form S-3, File No. 333-75507).

            4.4 Form of Warrant dated December 8, 1999, issued to Strong River Investments, Inc. and Montrose Investments L.P. (incorporated by reference to Exhibit 4 D to Post Effective Amendment No. 2 to GSV's Registration Statement on Form S-3, File No. 333-92861).

            4.5 Form of Warrant dated December 8, 1999, issued to Strong River Investments, Inc. and Montrose Investments L.P. (incorporated by reference to Exhibit 4 E to Post Effective Amendment to GSV's Registration Statement on Form S-3, File No. 333-92861).

            4.6 Convertible Preferred Stock Purchase Agreement, dated March 1, 2001, between GSV and Brooks Station Holdings, Inc. (incorporated by reference to GSV's Current Report on Form 8-K filed on March 6, 2001.)

      10.   Material Contracts:

            10.1 Stock Purchase Agreement dated March 24, 1999, by and between Edward Mufson and Cybershop International, Inc. (incorporated by reference to Exhibit 10.1 to GSV's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999, File No. 000-23901).

            10.2 Employment Agreement dated March 24, 1999, by and between Edward Mufson and Cybershop International, Inc. (incorporated by reference to Exhibit 10.2 to GSV's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999, File No. 000-23901).

            10.3 Employment Agreement dated February 7, 1999, by and between Jeffrey Leist and Cybershop International, Inc. (incorporated by reference to Exhibit 10.3 to GSV's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999, File No. 000-23901).

            10.4 Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.4 to GSV's Registration Statement on Form S-1, effective March 20, 1998, File No. 333-42707).

            10.5  1998 Stock Option Plan of GSV (incorporated by reference to
                  Exhibit 10.5 to GSV's Registration Statement on Form S-1, effective March 20, 1998, File No. 333-42707).

            10.6 1998 Directors' Stock Option Plan (incorporated by reference to Exhibit 10.6 to GSV's Registration Statement on Form S-1, effective March 20, 1998, File No. 333-42707).

            10.7 Agreement and Plan of Merger by and among Cybershop International, Inc., MG Acquisition Corp., The Magellan Group, Inc., Ian S. Phillips and Howard J. Kuntz III dated as of June 1, 1999 (incorporated by reference to Exhibit 2.1 of GSV's Current Report on Form 8-K, filed on June 17, 1999).

            10.8 Employment Agreement dated June 1, 1999, by and between Ian S. Phillips and MG Acquisition Corp which is a wholly owned subsidiary of Cybershop International, Inc. (incorporated by reference to Exhibit 10.2 of GSV's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999, File No. 000-23901).

            10.9 Warrant Agreement dated as of March, 1998 between GSV and C.E. Unterberg, Towbin and Fahnstock & Co., Inc., including Warrant Certificate of GSV (incorporated by reference to Exhibit 10.9 to GSV's Registration Statement on Form S-1, effective March 20, 1998, File No. 333-42707).

            10.10 Employment Agreement dated June 1, 1999, by and between Howard
                  J. Kuntz III and MG Acquisition Corp., a wholly owned subsidiary of Cybershop International, Inc. (incorporated by reference to Exhibit 10.3 of GSV's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999, File No. 000-23901).

            10.11 Securities Purchase Agreement dated September 30, 1999, among
                  Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (incorporated by reference to
                  Exhibit 10.4 to GSV's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, File No. 000-23901).

            10.12 Registration Rights Agreement dated September 30, 1999 among
                  Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (incorporated by reference to
                  Exhibit 10.4 to GSV's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, File No. 000-23901).

            10.13 Securities Purchase Agreement dated December 8, 1999 among
                  Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (incorporated by reference to GSV's Form 10-K for the fiscal year ended June 30, 2000).

            10.14 Registration Rights Agreement dated December 8, 1999 among
                  Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (incorporated by reference to GSV's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

            10.15 General release dated February 14, 2000, by and between
                  Jeffrey Leist and Cybershop.com, Inc. (incorporated by reference to GSV's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

            10.16 Modification to Employment Agreement dated February 7, 1999, by and between Jeffrey Leist and Cybershop.com, Inc., dated March 29, 2000 (incorporated by reference to GSV's Annual Report on Form 10-K for the fiscal year ended December 31,
                  2000).

            10.17 Severance Agreement and General release dated January 20,
                  2000, by and between Edward Mufson and Cybershop.com, Inc. (incorporated by reference to GSV's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

            10.18 Employment Agreement dated February 7, 2000, by and between
                  Kevin S. Miller and Cybershop.com, Inc. (incorporated by reference to GSV's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

            10.19 Agreement dated January 12th, 2000, by and between Tops
                  Appliance City, Inc. and Cybershop Holding Corp., is a wholly owned subsidiary of Cybershop.com, Inc. (incorporated by reference to GSV's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

            10.20 Stock Purchase Agreement, dated August 14, 2000, by and among
                  GSV, the Magellan Group, LLC, Ian S. Phillips and Howard J. Kuntz, III (incorporated by reference to Exhibit 10.1 to GSV's Current Report on Form 8-K filed August 23, 2000).

11. Statement re computation of per share earnings: Statement regarding computation of per share earnings is not required because the computation can be readily determined from the material contained in the financial statements included herein.

21.   Subsidiaries of the registrant: Filed herewith.

23.1  Consent of Arthur Andersen LLP: Filed herewith.

27.1  Financial Data Schedule

99.   Additional Exhibits:

            99.1  Risk Factors. Filed herewith.