Form 10-K405/A
period 2000-12-31
GSV INC
filed 2001-04-20
CIK 1051591

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
                                                ============      ============      ===========      ===========      =========

Basic and diluted net loss per common
share: (2)
loss per common share from continuing
  operations                                    $      (1.78)     $      (1.49)     $     (0.86)     $     (0.58)     $   (0.25)
effect of adjustable common stock warrants             (1.55)            (0.24)              --               --             --
                                                ------------      ------------      -----------      -----------      ---------
loss per common share from continuing
  operations including effect of adjustable
  common stock warrants                                (3.33)            (1.73)           (0.86)           (0.58)         (0.25)
loss per common share from discontinued
  operations                                           (0.89)            (4.36)           (5.09)           (1.81)         (0.80)
loss per common share from estimated loss
  on disposal of discontinued operations               (5.25)            (0.26)              --               --             --
                                                ------------      ------------      -----------      -----------      ---------
Net loss per common share including effect
  of adjustable common stock warrants           $      (9.47)     $      (6.35)     $     (5.95)     $     (2.39)     $   (1.05)
                                                ============      ============      ===========      ===========      =========
Weighted average common shares
  outstanding, basic and diluted                   2,037,000         1,679,000        1,339,000          756,000        619,000

(1)   See notes 2 and 4 of Notes to Consolidated Financial Statements
(2)   See note 2 of Notes to Consolidated Financial Statements

As of December 31,                      2000            1999            1998            1997           1996
                                     ----------     -----------     -----------     -----------      --------
Consolidated Balance Sheet Data:
Cash and cash equivalents            $2,333,000     $ 8,471,000     $12,285,000     $   787,000      $510,000
Working capital (deficit)             1,845,000      19,679,000       8,793,000        (328,000)      143,000
Total assets                          4,370,000      20,973,000      15,471,000       1,227,000       670,000
Stockholders' equity (deficit)        3,764,000      20,282,000      10,988,000          (5,000)      251,000

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

Liquidity and Capital Resources

      Net cash used in operations decreased $3,891,000, from $7,782,000 for the year ended December 31, 1999, to $3,891,000 for the year ended December 31, 2000, as GSV continued to resolve its accounts payable and accrued liabilities related to the closed Cybershop.com and electronics.net operations, while it actively reduced operating expenses going forward.

      Net cash used in investing activities for the year ended December 31, 2000 was $2,032,000, compared to $7,419,000, for the year ended December 31, 1999. The current years use of cash related to the Company's investments in early stage Internet companies, purchase of property and equipment, primarily computer equipment, whereas the use of cash for the year ended December 31, 1999 represented $6,764,000 related to acquisitions, primarily of Tools for Living, as well as purchases of property and equipment of $655,000.

      Net cash used in financing activities for the year ended December 31, 2000, was $(93,000), which primarily related to the Company's purchase of treasury stock. Net cash provided by financing activities for the year ended December 31, 1999, was 11,387,000, which was mostly the result of proceeds from two private placements of the Company's common stock during the year as well as proceeds from the exercise of common stock options and warrants.

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

      For 2000, the Board's guiding principles for its compensation program was as follows: (1) to enable GSV to recruit and retain the highest quality executive talent available to it; and (2) to motivate GSV's executives to achieve and sustain a high level of corporate performance. Recruitment and retention objectives are addressed by providing total compensation opportunities that are competitive relative to the market with which GSV competes for talent

      While operating within a competitive framework, the Board pursues its motivational objectives by giving greater emphasis to those components of the total compensation package that reward performance, in order to reinforce the linkage of rewards with the achievement of business results and, ultimately, with the financial interests of stockholders. Thus, while the principal components of compensation (base salary, annual incentive and long-term incentive), as well as benefits, are generally set at or near competitive levels, emphasis is placed on variable pay, with the intention that total actual pay be aligned with performance relative to GSV's short- and long-term objectives. The effect of this pay-for-performance orientation should be that truly superior performance will result in total compensation that exceeds the median total compensation range of the comparative group, while mediocre performance will result in total compensation that is less than the median range of that group.

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

                           GSV, INC. AND SUBSIDIARIES
        (Formerly Cybershop International, Inc. and Cybershop.com, Inc.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants                                     F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999                 F-3

Consolidated Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998                                        F-4

Consolidated Statements of Stockholders' Equity (Deficit) for
     the Years Ended December 31, 2000, 1999 and 1998                        F-5

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998                                        F-6

Notes to Consolidated Financial Statements                                   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GSV, Inc. (Formerly Cybershop International, Inc. and Cybershop.com, Inc.):

      We have audited the accompanying consolidated balance sheets of GSV, Inc., a Delaware corporation, (formerly Cybershop International, Inc. and Cybershop.com, Inc.) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSV, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the years then ended in conformity with accounting principles generally accepted in the United States.

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
                                           ============      ============      ============      ============

        The accompanying notes are an integral part of these consolidated financial statements

                           GSV, INC. AND SUBSIDIARIES
        (Formerly Cybershop International, Inc. and Cybershop.com, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31,
                                                                       2000              1999              1998
                                                                  ------------      ------------      ------------
Cash flows from operating activities:
   Net loss                                                       $(16,128,000)     $(10,269,000)     $ (7,967,000)
   Adjustments to reconcile net loss to net cash used in
     Operating activities:
       Depreciation                                                     66,000           709,000           209,000
       Amortization of goodwill                                                        1,733,000                --
       Non-cash compensation expense                                    35,000            51,000            33,000
       Minority interest                                                    --          (482,000)         (385,000)
       Write down of investments                                     1,503,000                --                --
       Loss on disposal of discontinued
       operations                                                   10,687,000           435,000                --
       Increase (decrease) in cash from changes in:
          Accounts receivable, net                                      23,000          (938,000)         (110,000)
          Inventories                                                       --           144,000          (495,000)
          Prepaid expenses and other                                    36,000          (622,000)         (235,000)
          Loss on disposal of property and equipment                        --           517,000                --
          Other assets                                                 (31,000)           77,000            46,000
          Accounts payable and accrued liabilities                     (40,000)          900,000         3,293,000
          Deferred revenues                                                 --           (72,000)          (63,000)
          Deferred rent                                                (42,000)           35,000            44,000
                                                                  ------------      ------------      ------------
               Net cash used in operating activities                (3,891,000)       (7,782,000)       (5,630,000)
                                                                  ------------      ------------      ------------

Cash flows from investing activities:
     Purchases of property and equipment                               (29,000)         (655,000)       (2,016,000)
     Purchases of investments                                       (2,003,000)               --                --
     Acquisitions of businesses, net of cash acquired                       --        (6,764,000)               --
                                                                  ------------      ------------      ------------
               Net cash used in investing activities                (2,032,000)       (7,419,000)       (2,016,000)
                                                                  ------------      ------------      ------------

Cash flows from financing activities:
     Net proceeds from sale of common stock                                 --        10,666,000        18,888,000
     Common stock repurchased                                         (176,000)               --                --
     Minority capital contribution in joint venture                         --                --           245,000
     Proceeds from exercise of stock options                            87,000           523,000            39,000
     Proceeds from exercise of stock warrants                               --           198,000                --
     Proceeds of short-term loan                                            --                --           500,000
     Repayment of short-term loan                                           --                --          (500,000)
     Payments of capital lease obligations                              (4,000)               --           (28,000)
                                                                  ------------      ------------      ------------
          Net cash (used in) provided by financing activities          (93,000)       11,387,000        19,144,000
Cash used in discontinued operations                                  (122,000)               --                --
                                                                  ------------      ------------      ------------
               Net increase (decrease) in cash                      (6,138,000)       (3,814,000)       11,498,000

Cash and cash equivalents, beginning of period                       8,471,000        12,285,000           787,000
                                                                  ------------      ------------      ------------

Cash and cash equivalents, end of period                          $  2,333,000      $  8,471,000      $ 12,285,000
                                                                  ============      ============      ============
Supplemental cash flow information:
     Cash paid for interest                                       $      6,000      $         --      $      3,000
     Common stock issued in connection with acquisition           $         --      $  8,125,000                --
     Assets acquired under capital lease obligation               $         --      $     71,000                --

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

Goodwill, net

      Goodwill represents the excess of the purchase price of Tools for Living, over the fair value of assets acquired, and up until the date of sale, was being amortized on a straight line basis over five years. Total goodwill as of December 31, 1999 in the accompanying consolidated balance sheet is stated net of total accumulated amortization of $1,733,000 and is included in net assets of discontinued operations.

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

(3)   DISCONTINUED OPERATIONS:

      During February 2000, the Company announced a change in its core strategy to an Internet incubator and investment model. Consistent with this change GSV began the process of discontinuing its two online retailing divisions, Cybershop.com and electronics.net. The operations of the Cybershop.com division were discontinued in February 2000 and in May 2000 electronics.net was also discontinued. In August 2000, GSV sold its remaining retailing subsidiary, Tools for Living (purchased by GSV in June 1999) to two executives of Tools for Living, who were also the former owners of Tools for Living, for consideration including approximately 896,000 shares of common stock of GSV, Inc. previously owned by such purchasers, the purchasers' assumption of the liabilities of Tools for Living, and the release of all obligations owing by GSV to the purchasers, including the obligations under their respective employment agreements

      The operating results of the company's retailing operations, Cybershop.com, electronics.net and Tools for Living are reflected as discontinued operations in the accompanying consolidated financial statements. As of December 31, 1999 an estimated loss on disposal of $435,000 was recorded to reflect the closing of Cybershop.com. Included in the loss on disposal were estimated operating losses associated with Cybershop.com from the measurement date of January 1, 2000 through the disposal date of February 9, 2000 of $660,000, a reduction in the carrying amounts of current assets and fixed assets of $120,000 and $415,000, respectively, reserves for future obligations of $240,000 and a gain on the sale of the cybershop.com domain name and customer lists of $1,000,000. Actual results for 2000 for Cybershop.com included breakeven operating results, a $1,000,000 gain on the sale of the cybershop.com domain name, and reductions in the carrying amounts of current assets and fixed assets of $120,000 and $586,000, respectively. During 2000 the provision was reduced by $900,000 reflecting lower than anticipated losses for Cybershop.com, and is reflected within Loss on disposal of discontinued operations in the accompanying consolidated statements of operations. The measurement date for the closing of electronics.net and the sale of Tools for Living are March 31, 2000 and June 30, 2000, respectively. The sale of Tools for Living resulted in the write-off of remaining unamortized goodwill associated with the original purchase of Tools for Living of approximately $11,650,000, and is reflected in loss on disposal of discontinued operations in the accompanying Statement of operations for the year ended December 31, 2000.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

To GSV, Inc. (formerly Cybershop International, Inc. and Cybershop.com, Inc.)

      We have audited in accordance with auditing standards generally accepted in the United States the 2000, 1999 and 1998 consolidated statements of GSV, Inc. and subsidiaries included on pages F-3 through F-16 of this annual report on Form 10-K and have issued our report thereon dated April 16, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as whole. The schedule listed in Item 16(b) of this registration statement is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements as of December 31, 2000 and 1999 and for each of the three years then ended and in our opinion fairly states in all material respects the financial data required to be set forth thereon in relation to the basic consolidated financial statements taken as a whole.


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

                                           Date: April 17, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of GSV and in the capacities and on the dates indicated.


/s/ Jeffrey S. Tauber                                          April 17,  2001
----------------------------------
Jeffrey S. Tauber
Chairman; Chief Executive Officer,
President (Principal Executive Officer) and Director


/s/ Andrew Bluestone                                           April 17,  2001
----------------------------------
Andrew Bluestone
Director


/s/ Harvey Doliner                                             April 17,  2001
----------------------------------
Harvey Doliner
Director


/s/ Walter M. Epstein                                          April 17,  2001
----------------------------------
Walter M. Epstein
Director

                                INDEX OF EXHIBITS

Item No.    Item Title
No.         ----------
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

99.   Additional Exhibits:

            99.1  Risk Factors. Filed herewith.