Form 10-Q
period 2001-03-31
GSV INC
filed 2001-05-21
CIK 1051591

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-23901

                                    GSV, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                        13-3979226
        --------------------------------- ------------------------------------
        (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

                    191 Post Road West, Westport, Connecticut    06880
               (Address of principal executive offices)      (Zip Code)

        Registrant's telephone number, including area code (203) 221-2690



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

The number of shares of the Registrant's common stock, par value $.001 per share, outstanding on May 15, 2001 was 1,796,690 shares.






                           GSV, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



                                                                                          Page
PART I.     FINANCIAL INFORMATION                                                       Number
                                                                                        ------



Item 1.     Financial Statements:

            Consolidated Balance Sheets as of March 31, 2001
            (unaudited) and December 31, 2000                                             2

            Consolidated Statements of Operations for the
            Three Months Ended March 31, 2001 and 2000 (unaudited)                        3

             Consolidated Statements of Cash Flows for the
            Three Months ended March 31, 2001 and 2000 (unaudited)                        4

            Notes to Consolidated Financial Statements                                    5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                     8

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                             12

SIGNATURES                                                                               15






PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                           GSV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                        March 31,         December 31,
                                                                                           2001               2000
                                                                                      --------------     ---------------
                                                                                       (unaudited)

         ASSETS
Current Assets:
     Cash and cash equivalents                                                           $ 2,293,000         $ 2,333,000
     Prepaid expenses and other current assets                                                18,000              76,000
                                                                                      --------------     ---------------
       Total current assets                                                                2,311,000           2,409,000
Investments                                                                                  700,000           1,400,000
Property and equipment, net                                                                  494,000             509,000
Other assets                                                                                  46,000              52,000
                                                                                      --------------     ---------------

       Total assets                                                                      $ 3,551,000         $ 4,370,000
                                                                                      ==============     ===============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                    $   379,000         $   493,000
     Current portion of capital lease obligation                                              71,000              71,000
                                                                                      --------------     ---------------
       Total current liabilities                                                             450,000             564,000
Deferred rent                                                                                     --              42,000
                                                                                      --------------     ---------------

       Total liabilities                                                                     450,000             606,000
                                                                                      --------------     ---------------

Stockholders' equity:
     12% Series A Preferred stock, $.001 par value; 636,365 shares authorized;
       363,637 and zero shares issued and outstanding, respectively                          380,000                   --
     Common stock, $.001 par value; 75,000,000 shares authorized;
       2,137,845 issued; 1,796,690 and 1,848,540 outstanding, respectively                     2,000               2,000
     Additional paid-in capital                                                           38,009,000          38,008,000
     Treasury stock                                                                         (558,000)           (512,000)
     Accumulated deficit                                                                 (34,732,000)        (33,734,000)
                                                                                      --------------     ---------------
       Total stockholders' equity                                                          3,101,000           3,764,000
                                                                                      --------------     ---------------

       Total liabilities and stockholders' equity                                        $ 3,551,000         $ 4,370,000
                                                                                      ==============     ===============


    The accompanying notes to the unaudited consolidated financial statements are an integral part of these balance sheets.



                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                         Three Months Ended March 31,
                                                                                      -----------------------------------
                                                                                           2001                2000
                                                                                      ---------------     ---------------


Operating expenses:
     General and administrative                                                            1,031,000             574,000
                                                                                      ---------------     ---------------
       Total operating expenses                                                            1,031,000             574,000
                                                                                      ---------------     ---------------
Loss from continuing operations before interest income                                     (1,031,000)          (574,000)
Interest income, net                                                                           33,000              81,000
                                                                                      ---------------     ---------------
Loss from continuing operations                                                              (998,000)           (493,000)
Discontinued operations:
     Loss from operations                                                                         --           (1,315,000)
     Estimated gain on disposal                                                                   --              215,000
                                                                                      ---------------     ---------------
     Total discontinued operations                                                                --           (1,100,000)
                                                                                      ---------------     ---------------
Net loss                                                                                 $   (998,000)       $ (1,593,000)
                                                                                      ===============     ===============

Basic and diluted net loss per common share:
loss per common share from continuing operations                                            $   (0.55)          $   (0.23)
effect of adjustable common stock warrants                                                         --               (0.30)
                                                                                      ---------------     ---------------
loss per common share from continuing operations including
    effect of adjustable common stock warrants                                                  (0.55)              (1.71)
loss per common share from discontinued operations                                                 --               (0.62)
income per common share from estimated gain on disposal of
discontinued operations                                                                            --                0.10
                                                                                      ---------------     ---------------
Net loss per common share including effect of adjustable
    common stock warrants                                                                   $   (0.55)          $   (2.23)
                                                                                      ===============     ===============

Weighted average common shares outstanding,
basic and diluted                                                                          1,823,000           2,138,000


    The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.





                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Three Months Ended March 31,
                                                                                      -----------------------------------
                                                                                           2001                2000
                                                                                      ----------------    ---------------

Cash flows from operating activities:
   Net loss                                                                               $   (998,000)      $ (1,593,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                             15,000            112,000
       Amortization of goodwill                                                                     --            744,000
       Non-cash compensation expense                                                                --             16,000
       Estimated gain on disposal of discontinued
       operations                                                                                   --           (215,000
       Writedown of securities held for sale                                                   700,000                 --
       Increase (decrease) in cash from changes in:
          Accounts receivable, net                                                                  --            119,000
          Inventories                                                                               --             85,000)
          Prepaid expenses and other                                                            58,000            179,000
          Other assets                                                                           6,000            (15,000)
          Accounts payable                                                                    (114,000)        (1,386,000)
          Accrued liabilities                                                                       --           (762,000)
          Deferred rent                                                                        (42,000)            (2,000)
                                                                                      ----------------    ---------------
               Net cash used in operating activities                                          (375,000)        (2,718,000)
                                                                                      ----------------    ---------------

Cash flows from investing activities:
     Purchases of property and equipment                                                            --            (24,000)
                                                                                      ----------------    ---------------

Cash flows from financing activities:
     Issuance of preferred stock, net of offering costs                                        380,000                 --
     Purchase of treasury stock                                                                (45,000)                --
     Proceeds from exercise of stock options                                                        --             87,000
     Payments of capital lease obligations                                                          --             (3,000)
                                                                                      ----------------    ---------------
               Net cash provided by financing activities                                       335,000             84,000
                                                                                      ----------------    ---------------

               Net decrease in cash                                                            (40,000)        (2,658,000)

Cash and cash equivalents, beginning of period                                               2,333,000          8,471,000
                                                                                      ----------------    ---------------

Cash and cash equivalents, end of period                                                   $ 2,293,000        $ 5,813,000
                                                                                      ================    ===============
Supplemental cash flow information:
     Cash paid for interest                                                                  $      --          $   5,000


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


      The information presented as of March 31, 2001 and for the three-month periods ending March 31, 2001 and 2000, is unaudited, but, in the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2001, the results of its operations for the three-month periods ended March 31, 2001 and 2000 and its cash flows for the three-month periods ended March 31, 2001 and 2000. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Results of operations for the period ended March 31, 2000 have been reclassified to conform to the current period presentation.



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

      The operating results of the company's retailing operations, Cybershop.com, electronics.net and Tools for Living are reflected as discontinued operations in the accompanying consolidated financial statements for the quarterly period ended March 31, 2000.


4.       Investments

      The Company has investments in five Internet-related companies which have been accounted for using the cost method. During the quarter ended March 31, 2001, the Company recorded a charge to operations for the further impairment of these investments in the amount of $699,946.

5.       Shareholders' Equity

       On March 1, 2001, GSV, Inc. (the "Company") entered into a
Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") with Brooks Station Holdings, Inc. ("Brooks Station") for the issuance and sale of its preferred stock for aggregate consideration of $400,000. Pursuant to the Purchase Agreement, the Company sold and issued to Brooks Station a total of 363,637 shares of its Series A Convertible Preferred Stock, $0.001 par value per share (the "Series A Convertible Preferred"), at a purchase price of $1.10 per share (the "Purchase Price"). Brooks Station has the option to purchase up to an aggregate of 272,728 additional Preferred Series A shares, at a purchase price of $1.10 per share, for aggregate consideration of up to $300,000.

       The Series A Convertible Preferred is convertible into shares of the Company's Common Stock, at a conversion price of $1.10 per share, subject to certain anti-dilution adjustments. The Preferred Stock carries a cumulative 12% dividend payable in June and December of each year, and may participate in common share dividends, if any, on an as-if converted basis. Liquidation preference is $1.10 per share plus accumulated unpaid dividends. The shares may be redeemed at the option of the holder, but only upon the occurrence of certain triggering events which include bankruptcy, material judgments and defaults, and suspension of trading of the Company's stock for more than 20 days (which days need not be consecutive).



6.        Net Loss Per Common Share

         Basic and diluted net loss per common share is calculated by dividing net loss per common share after effect of adjustable common stock warrants and preferred stock dividends as explained below, by the weighted average number of shares of common stock outstanding during the period as follows:


                                                                   For the Three Months Ended March 31,
                                           -------------------------------------------------------------------------------------
                                                            2001                                         2000
                                           ----------------------------------------     ----------------------------------------
                                                                             Per                                         Per
                                                Loss          Shares        Share            Loss          Shares       Share

Loss from continuing operations             $   (998,000)     1,823,000     $(0.55)        $(  493,000)    2,138,000    $(0.23)
Effect of adjustable common
stock warrants                                         --                       --          (3,163,000)                  (1.48)
                                           ---------------  ------------  ----------    ---------------- ------------ ----------
Loss from continuing
operations including effect
of adjustable common stock
warrants                                        (998,000)     1,823,000      (0.55)         (3,656,000)    2,138,000     (1.71)
Loss from discontinued operations                                                           (1,315,000)                  (0.62)
Estimated gain on disposal of
  discontinued operations                                                                      215,000                    0.10
                                           ---------------  ------------  ----------    ---------------- ------------ ----------
Net loss including effect of
adjustable common stock
warrants                                    $   (998,000)     1,823,000     $(0.55)        $(4,756,000)    2,138,000    $(2.23)
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

The per share amounts included in the calculation of the weighted average Shares outstanding have been restated to reflect the August, 2000 1 for 5 reverse split of the Company's common stock.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

From time to time, GSV may publish statements that are not historical facts, but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in GSV's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," "will," "expect," "anticipate," "intend," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, those set forth under "Overview" and "Liquidity and Capital Resources" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Except as required by law, GSV undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the facts set forth in other reports or documents that GSV has filed or files from time to time with the SEC.

Overview

Through its Internet incubator operations, GSV's goal had been to identify and develop attractive early stage Internet companies, and provide these companies, as needed, with management, marketing, financing (including early stage seed capital), human resources, accounting resources, use of its facilities and its extensive expertise in business development. In exchange for these services GSV had sought to obtain equity positions in these companies commensurate with the level and nature of services provided and the stage of their development. The focus of GSV's incubator operations had been to acquire substantial interests in companies sufficient to qualify GSV's ownership in such entities as assets that do not constitute investment securities under the Investment Company Act of 1940. To date, however, the interests acquired in five Internet-related companies did not meet such qualification. Because of the difficulty of finding attractive early stage Internet companies, GSV has broadened its acquisition search with a view toward acquiring one or more active businesses which are more developed and which are engaged in more traditional areas. At this time no specific business acquisition has been identified.

In July-August 2000, GSV made investments in Fasturn, Inc.,
Weema Technologies, Inc., Telephone.com, Inc. and MeetChina.com. In March 2000, GSV made an investment in e-Commerce Solutions, Inc. In view of the difficult current economic situation of companies such as these, GSV has made substantial write downs to more accurately reflect current market valuations.

During the second quarter of 2001, GSV intends to focus on acquiring controlling interests in one or more businesses.

Results of Operations

Three Months Ended March 31, 2001 compared to Three Months Ended March
31, 2000.

Sales: GSV ceased operations of its online retailing businesses during the year ended December 31, 2000 and, therefore, there is no sales information to be provided with respect to the three months ended March 31, 2001 comparable with the three months ended March 31, 2000.

Cost of revenues: GSV ceased operations of its online retailing businesses during the year ended December 31, 2000 and, therefore, there is no cost of revenues information to be provided with respect to the three months ended March 31, 2001 comparable with the three months ended March 31, 2000.

Sales and Marketing: GSV ceased operations of its online retailing businesses during the year ended December 31, 2000 and, therefore, there is no sales and marketing information to be provided with respect to the three months ended March 31, 2001 comparable with the three months ended March 31, 2000.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, and general corporate expenses. General and administrative expenses increased by 80% or $457,000 to $1,031,000 in the first quarter of 2001 from $574,000 in the first quarter of 2000. General and administrative expenses in the prior period reflect both general corporate overhead as well as expenses related to the Tools for Living operation, whereas the first quarter of 2001 contains general corporate overhead and a $700,000 write down of the Company's internet investments.

Amortization of goodwill and other merger and acquisition related costs: There was no Amortization of goodwill and there were no other merger and acquisition related costs in the first quarter of 2001. Therefore, there is no information to be provided with respect to the three months ended March 31, 2001 comparable with the three months ended March 31, 2000.

Interest income, net: Interest income [decreased] [$48,000] to $33,000 in the first quarter of 2001 from $81,000 in the first quarter of 2000. The decrease is primarily the result of a decrease in average cash and cash equivalents.

Net Losses: Loss from continuing operations increased by $505,000 from $493,000 in the first quarter of 2000, or ($0.23) per basic and diluted common share, to $998,000 in the first quarter of 2001, or ($0.55) per basic and diluted common share. After the effect of adjustable common stock warrants, loss per common share from continuing operations was ($0.55) in 2001. Net loss [decreased] by $595,000 from $1,593,000 in the first quarter of 2000, or ($2.23) per basic and diluted common share, to $998,000 in the first quarter of 2001, or ($0.55) per basic and diluted common share. After the effect of adjustable common stock warrants net loss per common share was ($0.55) in the first quarter of 2001.

Liquidity and Capital Resources

Net cash used in operations was $375,000 and $2,718,000 for the three months ended March 31, 2001 and 2000, respectively, primarily as a result of a reduction in overall activity in the company as a whole. Current assets other than cash decreased
$58,000 in the first quarter of 2001 from $1,955,000 at March 31, 2000, to $18,000 at March 31, 2001, reflecting the cessation of sales activity resulting in lower levels of receivables, prepaid advertising and inventory.

Net cash used in investing activities during the first three months of 2001 was $0 as compared to $24,000 in the same period of the prior year. The use of cash was primarily related to purchases of computer equipment and software during the previous period.

Net cash provided by financing activities during the first three months of 2001 was $334,000 as compared to $84,000 in the same period of the prior year. Sources of cash during the first quarter 2001 were primarily the result of the sale of preferred stock, net of repurchases of common stock during the period, while sources of cash during the prior period were primarily the result of proceeds on the exercise of employee stock options.

GSV believes that its existing capital resources will enable it to maintain its operations at existing levels for at least the next twelve months. The sufficiency of the Company's capital resources is substantially dependent upon its future acquisitions. Accordingly it is difficult to project the Company's capital needs. However, GSV will evaluate potential acquisitions in terms of its then existing capital resources and the availability of additional debt or equity financing. There can be no assurance that any additional financing or other sources of capital will be available to GSV upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on GSV's business, financial condition and operating results.






Litigation

In March and April 2000, twelve purported class actions entitled
Ames v. Cybershop, Ezeir v. Cybershop, Fuechtman v. Cybershop, Kaufman
v. Cybershop, Goldenberg v. Cybershop, Marino v. Cybershop, Waldarman
v. Cybershop, Page v. Cybershop, Young v. Cybershop, Johnson v. Cybershop, Hitzing v. Cybershop, and Gerber v. Cybershop were filed in the United States District Court for the District of New Jersey against GSV and certain of its current and former officers and directors. On April 25, 2001, lead counsel for the plaintiffs was designed and an amended complaint was filed. On May 18, 2001 a motion to dismiss was filed on behalf of the Company and all other defendants. The amended complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making or causing GSV to make materially false and misleading statements about GSV. GSV is vigorously defending these actions.





                                       11






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

22.   Published report regarding matters submitted to vote of security holders:
                                                                   None

23.   Consent of Comiskey & Company, P.C.  Not applicable.

24.   Power of Attorney: None


99.      Additional Exhibits: None


















                                       14






SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: May 15, 2001              By: /s/ Gilad Gat

                                    Gilad Gat
                                    Chief Executive Officer and
                                    President
                                    (Principal Executive Officer)


Date: May 15, 2000              By: /s/
                                    Harvey Doliner
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)






                                       15