Form 10-Q
period 2001-06-30
GSV INC
filed 2001-08-02
CIK 1051591

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                    191 Post Road West, Westport, CT 06880
               (Address of principal executive offices) (Zip Code)

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

                              Yes /x/  No / /

The number of shares of the Registrant's common stock, par value $.001 per share, outstanding on July 31, 2001 was 1,796,690 shares.



                           GSV, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                          Page
PART I.  FINANCIAL INFORMATION                                           Number
                                                                         ------

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of June 30, 2001
         (unaudited) and December 31, 2000                                  2

         Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 2001 and 2000 (unaudited)      3

         Consolidated Statements of Cash Flows for the
         Six Months ended June 30, 2001 and 2000 (unaudited)                4

         Notes to Consolidated Financial Statements                         5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                 14




PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                           GSV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                    June 30,        December 31,
                                                      2001             2000
                                                   (Unaudited)
                                                   -----------      ------------

     ASSETS
Current Assets:
     Cash and cash equivalents                   $  1,604,000      $  2,333,000
     Prepaid expenses and other
            current assets                             35,000            76,000
                                                  ------------      ------------
       Total current assets                         1,639,000         2,409,000
Investments                                           115,000         1,400,000
Property and equipment, net                           479,000           509,000
Other assets                                           31,000            52,000
                                                  ------------      ------------

      Total assets                               $  2,264,000      $  4,370,000
                                                  ============      ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                             $   360,000      $    493,000
     Tenant security deposit                           51,000               ---
     Current portion of capital lease
            obligation                                 71,000            71,000
                                                  ------------      ------------
       Total current liabilities                      482,000           564,000
Deferred rent                                             ---            42,000
                                                   -----------      ------------

       Total liabilities                              482,000           606,000
                                                  ------------      ------------

Stockholders' equity:
     12% Series A Preferred stock, $0.001
       par value; 636,365 shares authorized;
       363,637 and zero shares issued and
       outstanding, respectively                      380,000                --
     Common stock, $0.001 par value;
       75,000,000 shares authorized;
       2,137,845 issued; 1,796,690 and
       1,848,540 outstanding, respectively              2,000             2,000
     Additional paid-in capital                    38,008,000        38,008,000
     Treasury stock                                  (558,000)         (512,000)
     Accumulated deficit                          (36,050,000)      (33,734,000)
                                                  ------------      ------------
       Total stockholders' equity                   1,782,000         3,764,000
                                                  ------------      ------------

       Total liabilities and stockholders' equity $ 2,264,000      $  4,370,000
                                                  ============      ============


   The accompanying notes to the unaudited consolidated financial statements are an integral part of these balance sheets.

                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



================================================================================
                      Three Months Ended June 30,      Six Months Ended June 30,
--------------------------------------------------------------------------------
                         2001            2000           2001             2000
                     ------------   ------------    ------------    ------------
Sublease income     $    28,000     $      ---      $   28,000      $      ---

General and
  administrative    $   786,000     $   653,000     $ 1,123,000     $ 1,227,000
                    ------------     ------------   ------------    ------------
    Total operating
       expenses         786,000         653,000       1,123,000       1,227,000
Loss from continuing
 operations before     (758,000)       (653,000)     (1,095,000)     (1,227,000)
 other income and expense
Interest income, net     27,000          72,000          60,000         153,000
Writedown of
  investments          (585,000)           ---       (1,285,000)           ---
                     ------------    ------------    ------------   ------------
Loss from continuing
  operations         (1,316,000)        (581,000)     (2,320,000)    (1,074,000)
Discontinued operations:
     Loss from operations   ---         (484,000)          ---       (1,799,000)
     Estimated loss on
         disposal           ---      (11,656,000)          ---      (11,441,000)
                     ------------    ------------    ------------   ------------
     Total discontinued
         operations         ---      (12,140,000)          ---      (13,240,000)
                     ------------    ------------    ------------   ------------
Net loss            $ (1,316,000)   $(12,721,000)   $ (2,320,000)  $(14,314,000)
                     ============    ============    ============    ===========

Basic and diluted net
  loss per common share:
 loss per common share
  from continuing   $     (0.73)    $     (0.27)    $     (1.27)    $     (0.51)
  operations
effect of adjustable
 common stock warrants      --               --              --           (1.50)
                     ------------    ------------    ------------   ------------
loss per common share
 from continuing
 operations including
 effect of adjustable
 common stock warrants    (0.73)          (0.27)          (1.27)          (2.01)
loss per common share
 from discontinued
 operations                 --            (0.23)             --           (0.86)
loss per common share
 from estimated loss
 on disposal of
 discontinued operations    --            (5.45)             --           (5.45)
                      -----------    ------------    ------------    -----------
Net loss per common share
 including effect of
 adjustable common stock
 warrants           $     (0.73)     $    (5.95)     $     (1.27)     $   (8.32)
                      ============   ============    ============    ===========
Weighted average common
 shares outstanding, basic
 and diluted            1,797,000      2,138,000       1,823,000       2,100,000
================================================================================


   The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                     Six Months Ended June 30,
                                                  -----------------------------
                                                      2001              2000
                                                 ------------      ------------

Cash flows from operating activities:
   Net loss                                     $ (2,320,000)     $(14,314,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation                                   30,000           182,000
       Amortization of goodwill                          ---         1,488,000
       Non-cash compensation expense                     ---            32,000
       Writedcwn of securities held for sale       1,285,000               --
       Estimated loss on disposal of discontinued
       operations                                        ---        11,441,000
       Increase (decrease) in cash from changes in:
          Accounts receivable, net                       ---          (283,000)
          Inventories                                    ---           127,000
          Prepaid expenses and other                  41,000           320,000
          Other assets                                21,000           (15,000)
          Accounts payable                          (130,000)       (1,946,000)
          Accrued liabilities                            ---          (774,000)
          Deferred rent                              (42,000)           (5,000)
          Tenant security deposits                    51,000               ---
                                                  ------------      ------------
            Net cash used in operating activities (1,064,000)       (3,747,000)
                                                  ------------      ------------

Cash flows from investing activities:
     Purchases of property and equipment                 ---           (29,000)
                                                  ------------      ------------
            Net cash provided (used) in investing
                  activities                             ---           (29,000)

Cash flows from financing activities:
     Sale of preferred stock, net of costs           380,000               ---
     Purchase of treasury stock                      (45,000)              ---
     Proceeds from exercise of stock options             ---            87,000
                                                 ------------      ------------
            Net cash provided by financing
                 activities                         335,000             87,000
                                                 ------------      ------------

               Net decrease in cash                (732,000)        (3,689,000)

Cash and cash equivalents, beginning of period    2,333,000         8,471,000
                                                 ------------      ------------

Cash and cash equivalents, end of period       $  1,604,000      $  4,782,000
                                                 ============      ============


   The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                           GSV, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of the Business and Basis of Presentation


       At a meeting of the Board of Directors of the Company held on June 21, 2001, the Board approved changing its operations to active business activities including acquiring, developing and engaging in real estate ownership and management of properties in Japan. The Board also indicated that it would consider making other business acquisitions. Since June 21, 2001, the Company has been actively pursuing this plan. To date, the Company has retained independent agents in Japan to assist the Company in acquiring real estate properties. In addition, the Company sublet to Nekema.com the Company's former offices in Jersey City, New Jersey through December 31, 2008. Over the term of the 90-month sublease, the Company will realize net revenue for the sublease, after commissions, of approximately $1,365,000.

       Prior to June 2001, the Company had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. In connection with this activity, GSV made investments in Fasturn, Inc., Weema Technologies, Inc., Telephone.com, Inc., MeetChina.com. Inc. and e-Commerce Solutions, Inc. Following the sale of its Internet retailing operations in August 2000, the Company relied on a temporary one-year exclusion from investment company status under Investment Company Act of 1940, as amended (the "'40 Act"). The
Company has since made substantial write downs to more accurately reflect current market valuations of its investments, and as described above, has changed its operations. The Company believes that, based on its current assets and activities, it is not an investment company as defined by the '40 Act.

       Prior to February 2000, the Company was an online consumer and direct response retailer. In early February 2000, the Company announced a change in its core strategy to Internet incubator and investment company and subsequently closed two operating divisions, Cybershop.com and electronics.net. On August 14, 2000, the Company sold its remaining retailing subsidiary, Tools for Living, to the former owners of Tools for Living.

      The information presented as of June 30, 2001, and for the six-month periods ending June 30, 2001 and 2000, is unaudited, but, in the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2001, the results of its operations for the three and six -month periods ended June 30, 2001 and 2000 and its cash flows for the six-month periods ended June 30, 2001 and 2000. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Discontinued Operations

      The Company's present operations involve acquiring, developing and engaging in real estate ownership and management as well as seeking other businesses to acquire and operate. In February 2000 the Company began the process of discontinuing its two online retailing divisions, Cybershop.com and electronics.net. The operations of the Cybershop.com division were discontinued in February 2000 and in the same month the Company entered into a letter of intent to sell electronics.net to two former executives of the Company. The letter of intent was subsequently terminated, and in May 2000 electronics.net was also discontinued. In
August 2000, the Company sold its remaining retailing subsidiary, Tools for Living (purchased by the Company in June 1999) to two executives of Tools for Living, who were also the former owners of Tools for Living, for consideration including (i) approximately 896,000 shares of common stock of GSV, Inc., (ii) the purchasers' assumption of the liabilities of Tools for Living, and (iii) the release of all obligations owing by the Company to the former owners including the obligations under their respective Employment agreements. This sale substantially completes the Company's divestiture of its retailing assets and the transition to its recently adopted Internet incubator and investment strategy.

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

      Total losses of $1,799,000 from discontinued operations for the six months ended June 30, 2000 consist of $84,000 of losses related to electronics.net and $1,715,000 of losses (including $1,487,000 of amortization of goodwill) related to Tools for Living. For the second quarter of 2000 Tools for Living had net income from discontinued operations of $260,000 before amortization of goodwill. Losses associated with the closing of electronics.net and the sale of Tools for Living of $2,000 and $11,883,000, respectively, are reflected within Loss on disposal of discontinued operations in the accompanying unaudited consolidated statements of operations for the six months ended June 30, 2000. The loss on disposal associated with the sale of Tools for Living includes a write off of approximately $11,650,000 related to unamortized goodwill, as well as $234,000 of losses expected to be incurred from the measurement date through the date of disposal. The measurement dates for the closing of electronics.net and the sale of Tools for Living are March 31, 2000 and June 30, 2000, respectively. The consolidated net provision for discontinued operations as of June 30, 2000 is $13,240,000. Net revenues applicable to electronics.net for the six months ended June 30, 2000, during only four of which electronics.net was in operation, was $340,000. Net revenues applicable to Tools for Living during the first and second quarter of 2000 were $4,214,000 and $2,389,000 respectively.

The carrying value of the remaining assets and liabilities of electronics.net as of June 30, 2001 was zero.
                                       6


3. Investments

        The Company has made investments in five internet companies, which have been accounted for using the cost method. During the quarters ended March 31, 2001 and June 30, 2001, the Company recorded a charge to operations of $1,285,000 for impairment of these investments.

4. Stockholders' Equity

       On March 1, 2001, the Company entered into a Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") with Brooks Station Holdings, Inc. ("Brooks Station") for the issuance and sale of its preferred stock for aggregate consideration of $400,000. Pursuant to the Purchase Agreement, the Company sold and issued to Brooks Station a total of 363,637 shares of its Series A Convertible Preferred Stock, $0.001 par value per share (the "Series A Convertible Preferred"), at a purchase price of $1.10 per share (the "Purchase Price"). Brooks Station has the option to purchase up to an aggregate of 272,728 additional Preferred Series A shares, at a purchase price of $1.10 per share, for aggregate consideration of up to $300,000.

       The Series A Convertible Preferred is convertible into shares of the Company's Common Stock, at a conversion price of $1.10 per share, subject to certain anti-dilution adjustments. The Preferred Stock carries a cumulative 12% dividend payable in June and December of each year, and may participate in common share dividends, if any, on an as-if converted basis. Liquidation preference is $1.10 per share plus accumulated unpaid dividends. The shares may be redeemed at the option of the holder, but only upon the occurrence of certain triggering events, which include bankruptcy, material judgments and defaults, and suspension of trading of the Company's stock for more than 20 days (which days need not be consecutive).

       Pursuant to the terms of a private placement of equity securities of the Company, completed on December 8, 1999, the Company issued 613,486 shares of common stock in February 2000 upon the exercise of common stock warrants ("adjustable common stock warrants"), at an effective exercise price of $.001 per share.


5. Stock Option Issuances

      Effective May 4, 2001, former management's options to purchase 35,000 shares of common stock at an exercise price of $37.50 were cancelled.

      Effective May 4, 2001, options to purchase 20,000 shares of common stock at an exercise price of $0.32 were issued to an officer of the Company. The exercise price was equal to the closing price of the Company's stock on May 3, 2001. No compensation cost was incurred.

       Effective June 21, 2001, options to purchase an aggregate of 40,000 shares of common stock at an exercise price of $.30 were issued to two directors of the Company. The exercise price was equal to the closing price of the Company's stock on June 20, 2001. No compensation cost was incurred.

       Effective June 21, 2001, options to purchase an aggregate of 50,000 shares of common stock, belonging to each of three directors, were repriced to $0.30 per share from $1.484375, 1.219, and $1.625 per share, respectively. The options were originally issued at exercise prices equal to the mean between the high and low sales reported on Nasdaq on the closing date prior to the dates of issuance. The current exercise price is equal to the closing price of the Company's stock on June 20, 2001.

All options were issued pursuant to the Company's 1998 Stock Option Plan.

6. Net Loss Per Common Share

      Basic and diluted net loss per common share is calculated by dividing net loss per common share after effect of adjustable common stock warrants, as explained below, by the weighted average number of shares of common stock outstanding during the period as follows:



                             For the Six Months Ended June 30,
               ----------------------------------------------------------------
                           2001                               2000
               -------------------------------   ------------------------------
                                      Per                                Per
                                      ---                                ---
                 Loss      Shares     Share       Loss       Shares      Share
               --------   --------   ------      ------      -------     ------

Loss from
 continuing
 operations $(2,320,000) 1,797,000  $(1.29)   $(1,074,000)  2,138,000  $ (0.10)
Effect of
 adjustable
 common stock
 warrants       ---         ---      ---       (3,163,000)  8,363,000    (0.30)
             ----------  --------- --------    -----------  ---------   -------
Loss from
 continuing
 operations
 including effect
 of adjustable
 common stock
 warrants   (2,320,000) 1,797,000   (1.29)    (4,237,000)  10,501,000    (0.40)
Loss from
 discontinued
 operations     ---        ---        ---     (1,799,000)      ---       (0.96)
Estimated loss
 on disposal
 of discontinued
 operations     ---        ---        ---    (11,441,000)      ---        ---
            ----------  ---------  --------  ------------   ---------    ------
Net loss including
 effect of adjustable
 common stock
 warrants  $(2,320,000) 1,797,000  $(1.29)  $(17,477,000)  10,501,000   $(1.36)
           ============ =========  =======   ============   =========   =======


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

Overview

       At a meeting of the Board of Directors of the Company held on June 21, 2001, the Board approved changing its operations to active business activities including acquiring, developing and engaging in real estate ownership and management of properties in Japan. The Board also indicated that it would consider making other business acquisitions. Since June 21, 2001, the Company has been actively pursuing this plan. To date, the Company has retained independent agents in Japan to assist the Company in acquiring real estate properties. In addition, the Company sublet to Nekema.com the Company's former offices in Jersey City, New Jersey through December 31, 2008. Over the term of the 90-month sublease, the Company will realize net revenue for the sublease, after commissions, of approximately $1,365,000.

       Prior to June 2001, the Company had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. In connection with this activity, GSV made investments in Fasturn, Inc., Weema Technologies, Inc., Telephone.com, Inc., MeetChina.com. Inc. and e-Commerce Solutions, Inc. Following the sale of its Internet retailing operations in August 2000, the Company relied on a temporary one-year exclusion from investment company status under Investment Company Act of 1940, as amended (the "'40 Act"). The Company has since made substantial write downs to more accurately reflect current market valuations of its investments, and as described above, has changed its operations. The Company believes that, based on its current assets and activities, it is not an investment company as defined by the '40 Act.

      Prior to February 2000, the Company was an online consumer and direct response retailer. In early February 2000, the Company announced a change in its core strategy to Internet incubator and investment company and subsequently closed two operating divisions, Cybershop.com and electronics.net. On August 14, 2000, the Company sold its remaining retailing subsidiary, Tools for Living, to the former owners of Tools for Living.




Results of Operations

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000.

General and administrative: General and administrative expenses consisted primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, and general corporate expenses. General and administrative expenses increased by 16%, or $133,000 to $786,000 in the second quarter of 2001 from $653,000 in the second quarter of 2000. The increase in the current period is primarily due to expenses related to the management transition, including $250,000 in severance payments and $167,000 in commissions related to the brokerage of the Company's sublease. These increases were offset in part by reductions in other operating ocsts.

Interest income, net: Interest income decreased $45,000 to $27,000 in the second quarter of 2001 from $72,000 in the second quarter of 2000. The decrease is primarily the result of a decrease in average cash and cash equivalents.

Net Losses: Loss from continuing operations increased by $735,000 from $581,000 in the second quarter of 2000, or ($0.27) per basic and diluted common share, (as adjusted for a 1 for 5 reverse stock split initiated in August of 2000) to $1,316,000 in the second quarter of 2001, or ($0.73) per basic and diluted common share. Net loss in the second quarter of 2001 was $1,316,000, or ($0.73) per basic and diluted common share, as compared to $12,721,000 or ($5.95) in the second quarter of 2000. The second quarter of 2000 included a $11,656,000 net loss on disposal of discontinued operations, primarily attributable to a decrease in net loss on disposal of discontinued operations.

Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000.

General and administrative: General and administrative expenses consisted primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, and general corporate expenses. General and administrative expenses decreased by 8%, or $104,000 to $1,123,000 in first six months of 2001 from $1,227,000 in the same period of 2000. The decrease in the current period is the result of the scaling back of operations and change in management focus for the company.

Interest income, net: Interest income decreased $93,000 to $60,000 in the first six months of 2001 from $153,000 in the same period of 2000. The decrease is primarily the result of a decrease in average cash and cash equivalents.

Net Losses: Loss from continuing operations increased by $1,246,000 from $1,074,000 in the first six months of 2000, or ($0.51) per basic and diluted common share, to $2,320,000 in the same period of 2001, or ($1.27) per basic and diluted common share. The increased loss was primarily due to the writedown of the Company's investments in its incubator stocks, which resulted in a six month charge to operations of $1,285,000. Net loss in the first six months of 2001 was $2,320,000, or ($1.27) per basic and diluted common share, as compared to $14,314,000 or ($6.82) in the same period of 2000. (As adjusted for a 1 for 5 reverse stock split initiated in August of 2000.) The net loss in the first six months of 2000 included a $11,441,000 net loss on disposal of discontinued operations, primarily attributable to the sale of the Tools for Living Division.


Liquidity and Capital Resources

      Net cash used in operations decreased $2,683,000, from $3,747,000 in the first six months of 2000 to $1,064,000 in the first six months of 2001. The decrease is primarily attributed to the Company's cessation of the Internet retailing activities and actively reducing operating expenses going forward.

      Net cash used in investing activities during the first six months of 2001 was zero, as compared to $29,000 in the same period of the prior year. No property and equipment were purchased in the current year.

      Net cash provided by financing activities during the first six months of 2001 was $335,000 as compared to $87,000 in the same period of the prior year. Sources of cash during the prior period included proceeds from the exercise of employee stock options. The current period saw the sale of preferred stock for $380,000 in proceeds, of which $45,000 was used to purchase GSV stock for treasury.

      The Company believes that its existing capital resources will enable it to maintain its operations at existing levels for at least the next twenty four months. The Company is, however, currently considering the funding requirements associated with its business plan, including the need for additional debt and/or equity financing. The sufficiency of the Company's capital resources is substantially dependent upon the number of investments the Company funds. Accordingly it is difficult to project the Company's capital needs. However, the Company will evaluate potential investments in terms of its then existing capital resources and the availability of additional debt or equity financing and will ultimately decide on an investment according to the sufficiency of those resources to fund the potential investment as well as continuing operating requirements. There can be no assurance that any additional financing or other sources of capital will be available to the Company upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, financial condition and operating results, and could significantly slow the pace of development of its investment operations.

Discontinued Operations

      As discussed above, in February of 2000 the Company began the process of discontinuing its two online retailing divisions, Cybershop.com and electronics.net. The operations of the Cybershop.com division were discontinued in February 2000 and in the same month the Company entered into a letter of intent to sell electronics.net to two former executives of the Company. The letter of intent was subsequently terminated, and in May 2000 electronics.net was also discontinued. In August 2000, the Company sold its remaining retailing subsidiary, Tools for Living (purchased by the Company in June 1999) to two executives of Tools for Living, who were also the former owners of Tools for Living, for consideration including (i) approximately 896,000 shares of common stock of GSV, Inc., (ii) the purchasers' assumption of the liabilities of Tools for Living, and (iii) the release of all obligations owing by the Company to the former owners including the obligations under their respective employment agreements. This sale substantially completes the Company's divestiture of its retailing assets.


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

      Total losses of $1,799,000 from discontinued operations for the six months ended June 30, 2000 consist of $84,000 of losses related to electronics.net and $1,715,000 of losses (including $1,487,000 of amortization of goodwill) related to Tools for Living. For the second quarter of 2000 Tools for Living had net income from discontinued operations of $260,000 before amortization of goodwill. Total losses of $2,485,000 from discontinued operations for the six months ended June 30, 1999 consist of $2,326,000 of losses related to Cybershop.com, $498,000 of losses related to electronics.net and $339,000 of income related to Tools for Living. Losses associated with the closing of electronics.net and the sale of Tools for Living of $2,000 and $11,883,000, respectively, are reflected within loss on disposal of discontinued operations in the accompanying unaudited consolidated statements of operations for the six months ended June 30, 2000. The loss on disposal associated with the sale of Tools for Living includes a write off of approximately $11,650,000 related to unamortized goodwill, as well as $234,000 of losses expected to be incurred from the measurement date through the date of disposal. The measurement dates for the closing of electronics.net and the sale of Tools for Living are March 31, 2000 and June 30, 2000, respectively. The consolidated net provision for discontinued operations as of June 30, 2000 is $13,240,000. Net revenues applicable to electronics.net for the six months ended June 30, 2000, during only four of which electronics.net was in operation, was $340,000. Net revenues applicable to Tools for Living during the first and second quarter of 2000 were $4,214,000 and $2,389,000 respectively.

Market Information

       The Company's common stock began trading on The Nasdaq Stock Market (National Market) on March 23, 1998, under the symbol "CYSP." On
November 1, 2000, the Company began trading on The Nasdaq SmallCap
Market, under the symbol "GSVI."

       In December 2000, the Company was notified by The Nasdaq SmallCap Market that the Company had not maintained the minimum $1.00 per share bid price required for continued listing on The Nasdaq SmallCap Market. Effective December 13, 2000, the Company's trading symbol was changed from "GSVI" to "GSVIC," reflecting its failure to maintain the minimum $1.00 per share bid price required. The Company was further notified by The Nasdaq SmallCap Market that if the Company's bid price did not reach a minimum of $1.00 for ten consecutive trading days prior to March 8, 2001, its common stock would be delisted from The Nasdaq SmallCap Market. The Company's common stock was delisted on March 14, 2001 and is currently trading on the OTC Bulletin Board under the symbol "GSVI.OB".

        A one-for-five reverse split of the Company's common stock was effected on August 30, 2000. Unless otherwise indicated, all share and per share amounts have been restated to reflect the split as of the earliest period presented.



Litigation

       In March and April 2000, twelve purported class actions entitled Ames v. Cybershop, Ezeir v. Cybershop, Fuechtman v. Cybershop, Kaufman v. Cybershop, Goldenberg v. Cybershop, Marino v. Cybershop, Waldarman v. Cybershop, Page
v. Cybershop, Young v. Cybershop, Johnson v. Cybershop, Hitzing v. Cybershop, and Gerber v. Cybershop were filed in the United States District Court for the District of New Jersey against the Company and certain of its current and former officers and directors. On April 25, 2001, lead counsel for the plaintiffs was designed and an amended complaint was filed. The amended complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making or causing the Company to make materially false and misleading statements about the Company. On
May 18, 2001, a motion to dismiss was filed on behalf of the Company and all other defendants. Plaintiff has opposed the motion and the motion awaits a decision by the District Court.


Item 6. Exhibits and Reports on Form 8-K


Item
No.   Item Title
---   ----------

2. Plan of acquisition, reorganization, arrangement, liquidation or succession: None

3.    Articles of Incorporation:

      3.1 Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1. File No. 333-42707).
      3.2 Certificate of Amendment of the Certificate of Incorporation of Cybershop International, Inc. (Incorporated by reference to Exhibit
            3.2 of the Registrant's Report on Form 10Q for the fiscal quarter ended June 30, 1999. File No. 000-23901)
      3.5 Certificate of Merger of GSV, Inc into Cybershop.com, Inc. (Incorporated by reference to Exhibit 3.5 of the Registrant's Form 10K for the year ended December 31, 1999. File No. 000-23901)
      3.6 Certificate of designations, preferences and rights of services A convertible Preferred Stock of GSV, Inc. (Incorporated by reference to Exhibit 3.1 of the Company's report on Form 8K, filed March 6,
            2001).

      By-Laws:

      3.4   By-Laws as currently in effect (Incorporated by reference to Exhibit
            3.2 to the Company's Registration Statement on Form S-1 (File No. 333-42707).

4.    Instruments defining the rights of security holders, including debentures:
      4.1 Specimen of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1. File No. 333-42707)
      4.2 Form of Warrant dated September 30, 1999 issued to Strong River Investments, Inc. and Montrose Investments L.P. (Incorporated by reference to Exhibit 4 D to the Company's Registration Statement on Post Effective Amendment on Form S-3. File No. 333-75507).
      4.3 Form of Warrant dated September 30, 1999 issued to Strong River Investments, Inc. and Montrose Investments L.P. (Incorporated by reference to Exhibit 4 E to the Company's Registration Statement on Post Effective Amendment on Form S-3. File No. 333-75507).
      4.4 Form of Warrant dated December 8, 1999 issued to Strong River Investments, Inc. and Montrose Investments L.P. (Incorporated by reference to Exhibit 4 D to the Company's Registration Statement on Post Effective Amendment on Form S-3. File No. 333-92861).
      4.5 Form of Warrant dated December 8, 1999 issued to Strong River Investments, Inc. and Montrose Investments L.P. (Incorporated by reference to Exhibit 4 E to the Company's Registration Statement on Post Effective Amendment on Form S-3. File No. 333-92861).
      4.6 Convertible Stock purchase agreement, dated March 1, 2001, by and between GSV, Inc. and Brooks Station Holding, Inc. (Incorporated by reference to Exhibit 4.1 of the Company's report on Form 8K filed March 6, 2001.)

9.    Voting Trust Agreements:  None

10.   Material Contracts:
      10.1 Stock Purchase Agreement dated March 24, 1999, by and between Edward Mufson and Cybershop International, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10Q for the fiscal quarter ended March 31, 1999. File No. 000-23901)
      10.2 Employment Agreement dated March 24, 1999, by and between Edward Mufson and Cybershop International, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant's Report on Form 10Q for the fiscal quarter ended March 31, 1999. File No. 000-23901)
      10.3 Employment Agreement dated February 7, 1999, by and between Jeffrey Leist and Cybershop International, Inc.(Incorporated by reference to Exhibit 10.3 of the Registrant's Report on Form 10Q for the fiscal quarter ended March 31, 1999. File No. 000-23901)
      10.4  Form of Officer and Director Indemnification Agreement (Filed as
            Exhibit 10.4 to the Company's Registration Statement on Form S-1, effective March 20, 1998. File No. 333-42707)
      10.5 1998 Stock Option Plan of the Company (Filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, effective March 20, 1998. File No. 333-42707)
      10.6 1998 Directors' Stock Option Plan (Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, effective March 20, 1998. File No. 333-42707)
      10.7 Agreement and Plan of Merger by and among Cybershop International, Inc., MG Acquisition Corp., The Magellan Group, Inc., Ian S. Phillips and Howard J. Kuntz III dated as of June 1, 1999 (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K. File No. 0-23901)
      10.8 Employment Agreement dated June 1, 1999, by and between Ian S. Phillips and MG Acquisition Corp which is a wholly owned subsidiary of Cybershop International, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant's Report on Form 10Q for the fiscal quarter ended June 30, 1999. File No. 000-23901)
      10.9 Warrant Agreement dated as of March, 1998 between the Company and C.E. Unterberg, Towbin and Fahnstock & Co., Inc., including Warrant Certificate of the Company (Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1, effective March 20, 1998. File No. 333-42707)
      10.10 Employment Agreement dated June 1, 1999, by and between Howard J. Kuntz III and MG Acquisition Corp which is a wholly owned subsidiary of Cybershop International, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant's Report on Form 10Q for the fiscal quarter ended June 30, 1999. File No. 000-23901)
      10.11 Securities Purchase Agreement dated September 30, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to Exhibit 10.4 of the Registrant's Report on Form 10Q for the fiscal quarter ended September 30, 1999. File No. 000-23901)
      10.12 Registration Rights Agreement dated September 30, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to Exhibit 10.4 of the Registrant's Report on Form 10Q for the fiscal quarter ended September 30, 1999. File No. 000-23901)
      10.13 Securities Purchase Agreement dated December 8, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to Exhibit 10.13 of the Registrant's Form 10K for the year ended December 31, 1999. File No. 000-23901.)
      10.14 Registration Rights Agreement dated December 8, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to Exhibit 10.14 of the Registrant's report on Form 10K for the year ended December 31, 1999. File No. 000-23901.)
      10.15 General release dated February 14, 2000, by and between Jeffrey Leist and Cybershop.com, Inc. (Incorporated by reference to Exhibit
            10.15 of the Registrant's report on Form 10K for the year ended December 31, 1999. File No. 000-23901.)
      10.16 Modification to Employment Agreement dated February 7, 1999, by and between Jeffrey Leist and Cybershop.com, Inc., dated March 29, 2000 (Incorporated by reference to Exhibit 10.16 of the Registrant's report on Form 10K for the year ended December 31, 1999. File No. 000-23901.)
      10.17 Severance Agreement and General release dated January 20, 2000, by and between Edward Mufson and Cybershop.com, Inc. (Incorporated by reference to Exhibit 10.17 of the Registrant's report on Form 10K for the year ended December 31, 1999. File No, 000-23901.)
      10.18 Employment Agreement dated February 7, 2000, by and between Kevin S. Miller and Cybershop.com, Inc.(Incorporated by reference to Exhibit
            10.18 of the Registrants report on Form 10K for the year ended December 31, 1999. File No 000-23901.)
      10.19 Agreement dated January 12th, 2000, by and between Tops Appliance City, Inc. and Cybershop Holding Corp, which is a wholly owned subsidiary of Cybershop.com, Inc. (Incorporated by Reference to Exhibit 10.19 of the Registrant's report on Form 10K for the year ended December 31, 1999. File No 000-23901.)
      10.20 Severance Agreement, dated May 4, 2001, by and between GSV, Inc.
	    and Jeffrey S. Tauber (Incorporated by reference to Exhibit 10.2 of the Company's report on Form 8K, filed May 11, 2001)
      10.21 Employment Agreement, dated May 4, 2001, by and between GSV, Inc. and Gilad Gat (Incorporated by reference to Exhibit 10.1 of the Company's report on Form 8K filed May 11, 2001).





SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: August --, 2001       By: /s/ Gilad Gat

                                Gilad Gat
                                Chief Executive Officer
                                (Principal Executive Officer)


                             By: /s/ Harvey Dolliner

                                Harvey Dolliner
                                Chief Financial Officer and Director
                                (Principal Financial Officer)