Form 10-Q
period 2001-09-30
GSV INC
filed 2001-10-30
CIK 1051591

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

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

                              Yes /x/  No / /

The number of shares of the Registrant's common stock, par value $.001 per share, outstanding on October 26, 2001 was 1,796,690 shares, excluding 341,155 shares of the Registrant's common stock held in Treasury.



                           GSV, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                          Page
PART I.  FINANCIAL INFORMATION                                           Number
                                                                       ------

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 2001
         (unaudited) and December 31, 2000                                  2

         Consolidated Statements of Operations for the
         Three and Nine Months Ended September 30, 2001
         and 2000 (unaudited)                                               3

         Consolidated Statements of Cash Flows for the
         Nine Months ended September 30, 2001 and 2000 (unaudited)          4

         Notes to Consolidated Financial Statements                         5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                 14




PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                           GSV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     September 30,       December 31,
                                                           2001             2000
                                                       (Unaudited)
                                                        ------------      ---------

         ASSETS
Current Assets:
     Cash and cash equivalents                         $  1,445,000      $  2,333,000
     Prepaid expenses and other current assets               18,000            76,000
                                                        ------------      ------------
       Total current assets                               1,463,000         2,409,000
Investments                                                 115,000         1,400,000
Property and equipment, net                                 464,000           509,000
Other assets                                                 31,000            52,000
                                                        ------------      ------------

       Total assets                                    $  2,073,000      $  4,370,000
                                                        ============      ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                  $    234,000      $    493,000
     Tenant security deposit                                 51,000               ---
     Current portion of capital lease obligation             71,000            71,000
                                                        ------------      ------------
       Total current liabilities                            356,000           564,000
Deferred rent                                                   ---            42,000
                                                        ------------      ------------

       Total liabilities                                    356,000           606,000
                                                        ------------      ------------

Stockholders' equity:
     12% Series A Preferred stock, $0.001 par value;
       636,365 shares authorized; 363,637 and zero
       shares issued and outstanding, respectively          380,000                 --
     Common stock, $0.001 par value; 75,000,000 shares
       authorized; 2,137,845 issued; 1,796,690 and
       1,848,540 outstanding, respectively                    2,000             2,000
     Additional paid-in capital                          38,008,000        38,008,000
     Treasury stock                                        (558,000)         (512,000)
     Accumulated deficit                                (36,115,000)      (33,734,000)
                                                         ------------      ------------
       Total stockholders' equity                         1,717,000         3,764,000
                                                         ------------      ------------

       Total liabilities and stockholders' equity       $  2,073,000      $  4,370,000
                                                         ============      ============


   The accompanying notes to the unaudited consolidated financial statements are an integral part of these balance sheets.


                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


=========================================================================================
                Three Months Ended September 30,          Nine Months Ended September 30,
-----------------------------------------------------------------------------------------
                            2001             2000               2001               2000
                       ------------     ------------       ------------      ------------
Sublease income        $   49,000        $   ---           $    77,000       $     ---

General and
  Administrative          128,000           559,000          1,251,000         1,786,000
                      ------------      ------------       ------------      ------------
  Total operating
     expenses             128,000           559,000          1,251,000         1,786,000
                      ------------      ------------       ------------      ------------
Loss from continuing
  operations before       (79,000)         (559,000)        (1,174,000)       (1,227,000)
  other income and expense
Interest income, net       15,000            58,000             75,000           211,000
Loss on investments           ---          (150,000)        (1,285,000)         (150,000)
                      ------------      ------------       ------------      ------------
Loss from continuing
  operations              (64,000)         (651,000)        (2,384,000)       (1,725,000)
Discontinued operations:
     Loss from operations     ---           (14,000)             ---          (1,813,000)
     Estimated loss on
        disposal              ---           690,000              ---         (10,751,000)
                      ------------      ------------      ------------      -------------
     Total discontinued
       operations             ---           676,000              ---         (12,564,000)
                      ------------      ------------      ------------      -------------
Net income (loss)    $    (64,000)     $     25,000      $ (2,384,000)      $(14,289,000)
                      ============      ============      ============      ============

Basic and diluted net
  loss per common share:
loss per common share
  from continuing      $   (0.04)      $     (0.33)      $    (1.32)        $     (0.84)
  operations
effect of adjustable
  common stock warrants      --                 --              --                (1.54)
                       ------------      ------------      ------------      ------------
loss per common share
  from continuing
  operations including
  effect of adjustable
  common stock warrants    (0.04)            (0.33)           (1.32)              (2.38)
loss per common share
  from discontinued
  operations                  --             (0.01)              --               (0.88)
loss per common share
  from estimated loss
  on disposal of
  discontinued operations     --              0.35               --               (5.24)
                       ------------      ------------      ------------      ------------
Net loss per common
  share including
  effect of adjustable
  common stock warrants $    (0.04)     $     0.01        $   (1.32)         $    (8.50)
                       ============      ============      ============      ============
Weighted average common
  Shares outstanding,
  basic and diluted      1,797,000         1,958,000        1,808,000          2,052,000
=========================================================================================

   The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.


                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine Months Ended September 30,
                                                          ------------------------------
                                                              2001              2000
                                                          ------------      ------------

Cash flows from operating activities:
   Net loss                                              $ (2,384,000)     $(14,289,000)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation                                            45,000           253,000
       Non-cash compensation expense                              ---            32,000
       Writedown of securities held for sale                1,285,000               --
       Estimated loss on disposal of discontinued
       operations                                                 ---        12,564,000
       Increase (decrease) in cash from changes in:
          Accounts receivable, net                                ---           737,000
          Inventories                                             ---           282,000
          Prepaid expenses and other                           58,000           723,000
          Other assets                                         21,000           (14,000)
          Accounts payable                                   (257,000)       (3,281,000)
          Accrued liabilities                                     ---          (598,000)
          Deferred rent                                       (42,000)           (7,000)
          Tenant security deposits                             51,000               ---
                                                          ------------      ------------
               Net cash used in operating activities       (1,223,000)       (3,598,000)
                                                          ------------      ------------

Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired              ---        (1,878,000)
                                                          ------------      ------------
               Net cash used in investing activities              ---        (1,878,000)

Cash flows from financing activities:
     Sale of preferred stock, net of costs                    380,000               ---
     Purchase of treasury stock                               (45,000)         (450,000)
     Proceeds from exercise of stock options                      ---            87,000
                                                          ------------      ------------
               Net cash (used in) provided by
                financing activities                          335,000          (363,000)
                                                          ------------      ------------

               Net decrease in cash                          (888,000)       (5,839,000)

Cash and cash equivalents, beginning of period              2,333,000         8,471,000
                                                          ------------      ------------

Cash and cash equivalents, end of period                 $  1,445,000      $  2,632,000
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


                           GSV, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of the Business and Basis of Presentation


       At a meeting of the Board of Directors of the Company held on June 21, 2001, the Board approved changing its operations to active business activities including acquiring, developing and engaging in real estate ownership and management of properties in Japan. The Board also indicated that it would consider making other business acquisitions. Since June 21, 2001, the Company has been actively pursuing this plan. To date, the Company has retained independent agents in Japan to assist the Company in acquiring real estate properties. The Company has also actively pursued acquisition opportunities in the United States. To date, no acquisitions have been agreed upon. In addition, the Company sublet to Nekema.com the Company's former offices in Jersey City, New Jersey through December 31, 2008. Over the term of the 90-month sublease, the Company will realize net revenue for the sublease, after commissions, of approximately $1,365,000.

       Prior to June 2001, the Company had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. In connection with this activity, GSV made investments in Fasturn, Inc., Weema Technologies, Inc., Telephone.com, Inc., MeetChina.com. Inc. and e-Commerce Solutions, Inc. Following the sale of its Internet retailing operations in August 2000, the Company relied on a temporary one-year exclusion from investment company status under Investment Company Act of 1940, as amended (the "'40 Act"). The
Company has since made substantial write downs to more accurately reflect current market valuations of its investments and, as described above, has changed its operations. As of September 30, 2001, the Company's investments were valued at approximately 5.5% of the total value of its assets. Accordingly, the Company believes that, based on its current assets and activities, it is not an investment company as defined by the '40 Act.

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

     The information presented as of September 30, 2001 and for the nine-month periods ending September 30, 2001 and 2000 is unaudited, but in the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2001, the results of its operations for the three and nine-month periods ended September 30, 2001 and 2000 and its cash flows for the nine-month periods ended September 30, 2001 and 2000. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Discontinued Operations

      The Company's present operations involve acquiring, developing and engaging in real estate ownership and management as well as seeking other businesses to acquire and operate. In February 2000, the Company began the process of discontinuing its two online retailing divisions, Cybershop.com and electronics.net. The operations of the Cybershop.com division were discontinued in February 2000 and in the same month the Company entered into a letter of intent to sell electronics.net to two former executives of the Company. The letter of intent was subsequently terminated, and in May 2000 electronics.net was also discontinued. In
August 2000, the Company sold its remaining retailing subsidiary, Tools for Living (purchased by the Company in June 1999) to two executives of Tools for Living, who were also the former owners of Tools for Living, for consideration including (i) approximately 896,000 shares of common stock of GSV, Inc., (ii) the purchasers' assumption of the liabilities of Tools for Living, and (iii) the release of all obligations owing by the Company to the former owners including the obligations under their respective Employment agreements. This sale substantially completed the Company's divestiture of its retailing assets and the transition to its recently adopted Internet incubator and investment strategy.


      Total losses of $12,564,000 from discontinued operations for the nine Months ended September 30, 2000 consist of $1,813,000 of operating losses from Disposed subsidiaries and $10,751,000 in estimated disposal costs of electronics.net and Tools for Living, including a writeoff of goodwill. The measurement dates for the closing of electronics.net and the sale of Tools for Living were March 31, 2000 and June 30, 2000, respectively. The consolidated net provision for discontinued operations as of September 30, 2000 was $178,000. The carrying value of the remaining assets and liabilities of electronics.net as of September 30, 2000 was zero.



3. Investments

        The Company has made investments in five internet companies, which have been accounted for using the cost method. During the quarters ended March 31, 2001 and June 30, 2001, the Company recorded a charge to operations of $1,285,000 for impairment of these investments. The Company did not record any further charges to operations for impairment of these investments during the quarter ended September 30, 2001.


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

       Pursuant to the terms of a private placement of equity securities of the Company, completed on December 8, 1999, the Company issued 613,486 shares of common stock in February 2000 upon the exercise of common stock warrants ("adjustable common stock warrants"), at an effective exercise price of $.001 per share.
                                      6

5. Stock Option Plan

      During the nine months ended September 30, 2001, options to purchase approximately 60,000 shares of the Company's Common Stock were granted, at market value on date of grant, to employees under the 1998 Stock Option Plan.

      Effective May 4, 2001, former management's options to purchase 35,000 shares of common stock at an exercise price of $37.50 were cancelled.

       Effective June 21, 2001, options to purchase an aggregate of 60,000 shares of common stock at an exercise price of $0.30 per share were issued to three directors of the Company. The exercise price was equal to the closing price of the Company's stock on June 20, 2001. No compensation cost was incurred.

       Effective June 21, 2001, options to purchase an aggregate of 50,000 shares of common stock, belonging to each of three directors, were repriced to $0.30 per share from $1.484375, $1.219 and $1.625 per share, respectively. The options were originally issued at exercise prices equal to the mean the high and low sales reported on Nasdaq on the closing date prior to the dates of issuance. The current exercise price is equal to the closing price of the Company's stock on June 20, 2001.

6. Net Loss Per Common Share

      Basic and diluted net loss per common share is calculated by dividing Net loss per common share after effect of adjustable common stock warrants, as explained below, by the weighted average number of shares of common stock outstanding during the period as follows:


                                           For the Nine Months Ended September 30,
                                -------------------------------------------------------------------
                                                2001                             2000
                                ---------------------------------   -------------------------------
                                                          Per                                Per
                                                          ---                                ---
                                Loss         Shares       Share      Loss        Shares      Share
                                ----         ------       -----      ----        ------      -----

Loss from continuing
operations                  $   (64,000)   1,797,000    $ (0.04)   $(1,725,000)  2,063,000  $ (0.84)
Effect of adjustable common
stock warrants                   ---           ---          ---     (3,163,000)               (1.54)
                            ------------   ----------    ---------  -----------  ---------  ---------
Loss from continuing
operations including effect
of adjustable common stock
warrants                       (64,000)    1,797,000      (0.04)    (4,888,000)  2,063,000    (2.38)
Loss from discontinued
operations                       ---           ---          ---     (1,813,000)      ---      (0.88)
Estimated loss on disposal
of discontinued operations       ---           ---          ---    (10,751,000)      ---      (5.24)
                            ------------   ----------   ----------  ------------  ---------  --------
Net loss including effect of
adjustable common stock
warrants                   $    (64,000)   1,797,000   $  (0.04) $(17,452,000)   2,063,000   $(8.50)
                            ============  ==========   =========  ============  ==========   ========

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

      From time to time, the Company may publish statements that are not historical fact, but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, investments in other companies, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," "will," "expect," "anticipate," "intend," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, those set forth under "Overview" and "Liquidity and Capital Resources" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its key markets, the Company's dependence on its strategic alliances and key suppliers and distributors, and the risks associated with capacity constraints, systems development, the management of growth, the inherent risks and uncertainties of litigation, the risks of new business areas, as well as such risks (or others) that exist to any portfolio company in which the Company invests. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the facts set forth in other reports or documents that the Company has filed or files from time to time with the SEC.

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

       Prior to June 2001, the Company had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. In connection with this activity, GSV made investments in Fasturn, Inc., Weema Technologies, Inc., Telephone.com, Inc., MeetChina.com. Inc. and e-Commerce Solutions, Inc. Following the sale of its Internet retailing operations in August 2000, the Company relied on a temporary one-year exclusion from investment company status under Investment Company Act of 1940, as amended (the "'40 Act"). The Company has made substantial write downs to more accurately reflect current market valuations of its investments, and as described above, has changed its operations. As of September 30, 2001, the Company's investments were valued at approximately 5.5% of the total value of its assets. Accordingly, the Company believes that, based on its current assets and activities, it is not an investment company as defined by the '40 Act.

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




Results of Operations

Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000.

       General and administrative: General and administrative expenses consisted primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, and general corporate expenses. General and administrative expenses decreased by 77%, or $431,000 to $128,000 in the third quarter of 2001 from $559,000 in the third quarter of 2000. The decrease in the current period is primarily due to further reductions in operating costs to reflect its current level of operations.

       Interest income, net: Interest income decreased $43,000 to $15,000 in the third quarter of 2001 from $58,000 in the third quarter of 2000. The decrease is primarily the result of a decrease in average cash and cash equivalents.

       Net Losses: Loss from continuing operations decreased by $587,000 from $651,000 in the third quarter of 2000, or ($0.33) per basic and diluted common share, (as adjusted for a 1 for 5 reverse stock split initiated in August of 2000) to $64,000 in the third quarter of 2001, or ($0.04) per basic and diluted common share. Net loss in the third quarter of 2001 was $64,000, or ($0.04) per basic and diluted common share, as compared to income of $25,000 ($0.01) in the third quarter of 2000. The third quarter of 2000 included a gain adjustment to the estimated loss on disposal of discontinued operations, in the amount of $690,000, primarily attributable to the forgiveness of outstanding debt.

Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000.

      General and administrative: General and administrative expenses consisted primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, and general corporate expenses. General and administrative expenses decreased by 30%, or $535,000 to $1,251,000 in first nine months of 2001 from $1,786,000 in the same period of 2000. The decrease in the current period is the result of the scaling back of operations and change in management focus for the company.

      Interest income, net: Interest income decreased $136,000 to $75,000 in the first nine months of 2001 from $211,000 in the same period of 2000. The decrease is primarily the result of a decrease in average cash and cash equivalents.

      Net Losses: Loss from continuing operations increased by $659,000 from $1,725,000 in the first nine months of 2000, or ($0.48) per basic and diluted common share, to $2,384,000 in the same period of 2001, or ($1.32) per basic and diluted common share. The increased loss was primarily due to the writedown of the Company's investments in its incubator stocks, which resulted in a charge to operations of $1,285,000. Net loss in the first nine months of 2001 was $2,384,000, or ($1.32) per basic and diluted common share, as compared to $14,289,000 or ($8.50) in the same period of 2000. (As adjusted for a 1 for 5 reverse stock split initiated in August of 2000.) The net loss in the first nine months of 2000 included a $10,751,000 net loss on disposal of discontinued operations, primarily attributable to the sale of the Tools for Living Division.


Liquidity and Capital Resources

     Net cash used in operations decreased $2,375,000, from $3,598,000 in the first nine months of 2000 to $1,223,000 in the first nine months of 2001. The decrease is primarily attributed to the Company's cessation of the Internet retailing activities. The decrease is also attributed to the Company's efforts in the prior year to settle outstanding accounts payable and accrued liabilities for discontinued divisions.

     Net cash used in investing activities during the first nine months of 2001 was zero, as compared to $1,878,000 used during the same period in the prior year, consistent with the determination of the Board of Directors in May 2001 to change the Company's operations to active business activities; the Company has ceased its investing activities.

     Net cash provided by financing activities during the first nine months of 2001 was $335,000 as compared to $(363,000) used during the same period of the prior year. Sources of cash during the prior period included proceeds from the exercise of employee stock options offset by the purchase of treasury stock. The current period saw the sale of preferred stock for $380,000 in proceeds, of which $45,000 was used to purchase GSV stock for treasury.

     The Company believes that its existing capital resources will enable it to maintain its operations at existing levels for at least the next twenty four months. The Company is, however, currently considering the funding requirements associated with its business plan, including the need for additional debt and/or equity financing. The sufficiency of the Company's capital resources is substantially dependent upon the number of investments the Company funds. Accordingly it is difficult to project the Company's capital needs. However, the Company will evaluate potential investments in terms of its then existing capital resources and the availability of additional debt or equity financing and will ultimately decide on an investment according to the sufficiency of those resources to fund the potential investment as well as continuing operating requirements. We cannot assure you that any additional financing or other sources of capital will be available to the Company upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, financial condition and operating results, and could significantly slow the pace of development of its investment operations.

Discontinued Operations

      As discussed above, in February 2000 the Company began the process of discontinuing its two online retailing divisions, Cybershop.com and electronics.net. The operations of the Cybershop.com division were discontinued in February 2000 and in the same month the Company entered into a letter of intent to sell electronics.net to two former executives of the Company. The letter of intent was subsequently terminated, and in May 2000 electronics.net was also discontinued. In August 2000, the Company sold its remaining retailing subsidiary, Tools for Living (purchased by the Company in June 1999) to two executives of Tools for Living, who were also the former owners of Tools for Living, for consideration including (i) approximately 896,000 shares of common stock of GSV, Inc., (ii) the purchasers' assumption of the liabilities of Tools for Living, and (iii) the release of all obligations owing by the Company to the former owners including the obligations under their respective Employment agreements. This sale substantially completed the Company's divestiture of its retailing assets.


      As a result, the consolidated financial statements and accompanying notes reflect Cybershop.com, Electronics.net and Tools for Living as discontinued operations. The measurement date for the closing of Cybershop.com was December 31, 1999. An estimated loss on disposal relating to Cybershop.com of $435,000 was reflected in the Company's consolidated statement of operations for the year ended December 31, 1999. Actual results for the nine months ended September 30, 2000 for Cybershop.com included operating losses of $1,575,000, a loss from discontinued operations of $1,813,000 and a loss on disposal of assets. This was due mainly to the write down of goodwill related to the sale of Tools for Living completed on August 14, 2000. During the nine months ended September 30, 2000, the provision was reduced by $684,000 reflecting lower than anticipated losses for Cybershop.com, and is reflected within Loss on disposal of discontinued operations in the accompanying unaudited consolidated statements of operations.

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

       In December 2000, the Company was notified by The Nasdaq SmallCap Market that the Company had not maintained the minimum $1.00 per share bid price required for continued listing on The Nasdaq SmallCap Market. Effective December 13, 2000, the Company's trading symbol was changed from "GSVI" to "GSVIC," reflecting its failure to maintain the minimum $1.00 per share bid price required. The Company was further notified by The Nasdaq SmallCap Market that if the Company's bid price did not reach a minimum of $1.00 for ten consecutive trading days prior to March 8, 2001, its common stock would be delisted from The Nasdaq SmallCap Market. The Company's common stock was delisted on March 14, 2001 and is currently trading on the OTC Bulletin Board under the symbol "GSVI."





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


Item 6. Exhibits and Reports on Form 8-K


Item
No.   Item Title
---   ----------

2. Plan of acquisition, reorganization, arrangement, liquidation or succession: None

3.    Articles of Incorporation:

      3.1 Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1. File No. 333-42707).
      3.2 Certificate of Amendment of the Certificate of Incorporation of Cybershop International, Inc. (Incorporated by reference to Exhibit
            3.2 of the Registrant's Report on Form 10-Q for the fiscal quarter ended June 30, 1999. File No. 000-23901)
      3.5 Certificate of Merger of GSV, Inc into Cybershop.com, Inc. (Incorporated by reference to Exhibit 3.5 of the Registrant's Form 10-K for the year ended December 31, 1999. File No. 000-23901)

      3.6 Certificate of designations, preferences and rights of services A convertible Preferred Stock of GSV, Inc. (incorporated by reference to exhibit 3.1 of the Company's report on Form 8-K, filed March 6,
            2001).

      By-Laws:

     3.4   By-Laws as currently in effect (Incorporated by reference to Exhibit
            3.2 to the Company's Registration Statement on Form S-1 (File No. 333-42707).

4.   Instruments defining the rights of security holders, including debentures:
      4.1 Specimen of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1. File No. 333-42707)
      4.2 Form of Warrant dated September 30, 1999 issued to Strong River Investments, Inc. and Montrose Investments L.P. (Incorporated by reference to Exhibit 4 D to the Company's Registration Statement on Post Effective Amendment on Form S-3. File No. 333-75507).
      4.3 Form of Warrant dated September 30, 1999 issued to Strong River Investments, Inc. and Montrose Investments L.P. (Incorporated by reference to Exhibit 4 E to the Company's Registration Statement on Post Effective Amendment on Form S-3. File No. 333-75507).
      4.4 Form of Warrant dated December 8, 1999 issued to Strong River Investments, Inc. and Montrose Investments L.P. (Incorporated by reference to Exhibit 4 D to the Company's Registration Statement on Post Effective Amendment on Form S-3. File No. 333-92861).
      4.5 Form of Warrant dated December 8, 1999 issued to Strong River Investments, Inc. and Montrose Investments L.P. (Incorporated by reference to Exhibit 4 E to the Company's Registration Statement on Post Effective Amendment on Form S-3. File No. 333-92861).
      4.6 Convertible Stock purchase agreement, dated March 1, 2001, by and between GSV, Inc. and Brooks Station Holding, Inc. (Incorporated by reference to Exhibit 4.1 of the Company's report on Form 8-K filed March 6, 2001.

9.    Voting Trust Agreements:  None

10.   Material Contracts:
      10.1 Stock Purchase Agreement dated March 24, 1999, by and between Edward Mufson and Cybershop International, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-Q for the fiscal quarter ended March 31, 1999. File No. 000-23901)
      10.2 Employment Agreement dated March 24, 1999, by and between Edward Mufson and Cybershop International, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant's Report on Form 10-Q for the fiscal quarter ended March 31, 1999. File No. 000-23901)
      10.3 Employment Agreement dated February 7, 1999, by and between Jeffrey Leist and Cybershop International, Inc.(Incorporated by reference To Exhibit 10.3 of the Registrant's Report on Form 10-Q for the fiscal quarter ended March 31, 1999. File No. 000-23901)
      10.4  Form of Officer and Director Indemnification Agreement (Filed as
            Exhibit 10.4 to the Company's Registration Statement on Form S-1, effective March 20, 1998. File No. 333-42707)
      10.5 1998 Stock Option Plan of the Company (Filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, effective March 20, 1998. File No. 333-42707)
      10.6 1998 Directors' Stock Option Plan (Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, effective March 20, 1998. File No. 333-42707)
      10.7 Agreement and Plan of Merger by and among Cybershop International, Inc., MG Acquisition Corp., The Magellan Group, Inc., Ian S. Phillips and Howard J. Kuntz III dated as of June 1, 1999 (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K. File No. 0-23901)
      10.8 Employment Agreement dated June 1, 1999, by and between Ian S. Phillips and MG Acquisition Corp which is a wholly owned subsidiary of Cybershop International, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant's Report on Form 10-Q for the fiscal quarter ended June 30, 1999. File No. 000-23901)
      10.9 Warrant Agreement dated as of March, 1998 between the Company and C.E. Unterberg, Towbin and Fahnstock & Co., Inc., including Warrant Certificate of the Company (Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1, effective March 20, 1998. File No. 333-42707)
      10.10 Employment Agreement dated June 1, 1999, by and between Howard J. Kuntz III and MG Acquisition Corp. which is a wholly owned subsidiary of Cybershop International, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant's Report on Form 10-Q for the fiscal quarter ended June 30, 1999. File No. 000-23901)
      10.11 Securities Purchase Agreement dated September 30, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to Exhibit 10.4 of the Registrant's Report on Form 10-Q for the fiscal quarter ended September 30, 1999. File No. 000-23901)
      10.12 Registration Rights Agreement dated September 30, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to Exhibit 10.4 of the Registrant's Report on Form 10-Q for the fiscal quarter ended September 30, 1999. File No. 000-23901)
      10.13 Securities Purchase Agreement dated December 8, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to Exhibit 10.13 of the Registrant's Form 10-K for the year ended December 31, 1999. File No. 000-23901.)
      10.14 Registration Rights Agreement dated December 8, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to Exhibit 10.14 of the Registrant's report on Form 10-K for the year ended December 31, 1999. File No. 000-23901.)
      10.15 General release dated February 14, 2000, by and between Jeffrey Leist and Cybershop.com, Inc. (Incorporated by reference to Exhibit
            10.15 of the Registrant's report on Form 10-K for the year ended December 31, 1999. File No. 000-23901.)
      10.16 Modification to Employment Agreement dated February 7, 1999, by and between Jeffrey Leist and Cybershop.com, Inc., dated March 29, 2000 (Incorporated by reference to Exhibit 10.16 of the Registrant's report on Form 10-K for the year ended December 31, 1999. File No. 000-23901.)
      10.17 Severance Agreement and General release dated January 20, 2000, by and between Edward Mufson and Cybershop.com, Inc. (Incorporated by reference to Exhibit 10.17 of the Registrant's report on Form 10-K for the year ended December 31, 1999. File No, 000-23901.)
      10.18 Employment Agreement dated February 7, 2000, by and between Kevin
            S. Miller and Cybershop.com, Inc.(Incorporated by reference to Exhibit 10.18 of the Registrants report on Form 10-K for the year ended December 31, 1999. File No 000-23901.)
      10.19 Agreement dated January 12th, 2000, by and between Tops Appliance City, Inc. and Cybershop Holding Corp, which is a wholly owned subsidiary of Cybershop.com, Inc. (Incorporated by Reference to Exhibit 10.19 of the Registrant's report on Form 10-K for the year ended December 31, 1999. File No 000-23901.)
      10.20 Agreement, dated May 4, 2001, by and between GSV, Inc. and
            Jeffrey S. Tauber (Incorporated by reference to Exhibit 10.2 of the Company's report on Form 8-K, filed May 11, 2001)
      10.21 Employment Agreement, dated May 4, 2001, by and between GSV, Inc. and Gilad Gat (Incorporated by reference to Exhibit 10.1 of the Company's report on Form 8-K filed May 11, 2001).





                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: October 29, 2001       By: /s/ Gilad Gat

                                Gilad Gat
                                Chief Executive Officer
                                (Principal Executive Officer)