Form 10KSB
period 2001-12-31
GSV INC
filed 2002-04-15
CIK 1051591

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                               F O R M  10-KSB
           [X]   ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF
                       THE SECURITIES EXCHANGE ACT OF l934

                For the fiscal year ended December 31, 2001
                                      OR

              [  ]   TRANSITION REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from      to      .
                        ___________________________

                      Commission file number 000-23901

                                  GSV, INC.

           (Exact name of registrant as specified in its charter)
            Delaware                                  13-3979226
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

        191 Post Road West, Westport, CT                06880
   (Address of principal executive offices)           (Zip Code)

    Registrant's telephone number, including area code:  (203) 221-2690

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

    Common Stock, par value $.001 per share
    (Title of Class)
    ___________________________

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes X     No _

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. 1

    The issuer's revenues for the year ended December 31, 2001 were $127,219.

    The aggregate market value of our voting stock held by non-affiliates on April 10, 2002, was approximately $120,900. On such date, the last sale price of our common stock was $0.16 per share. While such market value excludes the market value of shares that may be beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

    As of April 10, 2002, there were 1,790,090 shares of common stock outstanding, excluding 168,600 shares of our common stock held in Treasury.


Transitional Small Business Disclosure Format (check one)

    Yes _    No X


PART I


Item 1.  Description of Business.

    Commencing in June 2001, we changed the direction of our business. Our business operations since June include the managing of our existing real estate activities and the entering into of new business operations through an acquisition or merger. We have reviewed a number of opportunities but we have not yet completed a transaction. A limiting factor has been the pending class action litigation brought against us. This class action lawsuit was recently dismissed with prejudice subject to the right of appeal by the plaintiffs. This right of appeal expires on April 18, 2002. We believe that once the litigation is no longer pending, our opportunities for completing successful business transactions will be greatly enhanced. However, we cannot assure you that such business opportunities will be available to us on acceptable terms, or at all.

    In June 2001, we sublet to Nekema.com our former offices in Jersey City, New Jersey through December 31, 2008. Over the term of the 90-month sublease, we will realize revenue for the sublease, after commissions of approximately $167,000, of approximately $1,503,000.

    Prior to June 2001, we had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. In connection with this activity, we made investments in Fasturn, Inc., Weema Technologies, Inc., Telephone.com, Inc., MeetChina.com. Inc. and e-Commerce Solutions, Inc. We have since made substantial write downs of our investments to more accurately reflect current market valuations, and our investments do not represent a significant asset. As of December 31, 2001, our investments were valued at approximately 6.3% of the total value of our assets. We are presently investigating as to whether or not there are any business prospects through which material value can be realized from our investments.

    Prior to February 2000, we were an online consumer and direct response retailer. In early February 2000, we announced a change in our core strategy to Internet incubator and investment company and subsequently closed two operating divisions, Cybershop.com and electronics.net. On August 14, 2000, we sold our remaining retailing subsidiary, Tools for Living, to the former owners of Tools for Living.

    Our principal executive offices are located at 191 Post Road West, Westport, Connecticut 06880.

    As of December 31, 2001, we had two full-time employees (including management). Our employees are not represented by any collective bargaining organization. We have never experienced work stoppage and we consider relations with our employees to be good.

Item 2.    Properties.

Our corporate headquarters are located at 191 Post Road West, Westport, Connecticut 06880. We lease approximately 150 square feet of office space at these facilities at a cost of $1,200 per month. We have a revolving six-month lease. We believe that our existing facilities are adequate for our current requirements and that additional space can be obtained to meet our requirements for the foreseeable future.

Item 3.    Legal Proceedings.

    In March and April 2000, twelve purported class actions entitled Ames
v. Cybershop, Ezeir v. Cybershop, Fuechtman v. Cybershop, Kaufman v. Cybershop, Goldenberg v. Cybershop, Marino v. Cybershop, Waldarman v. Cybershop, Page v. Cybershop, Young v. Cybershop, Johnson v. Cybershop, Hitzing v. Cybershop, and Gerber v. Cybershop were filed in the United States District Court for the District of New Jersey against the Company and certain of our current and former officers and directors, and were consolidated under the caption In re Cybershop Securities Litigation, Civ. No. 00-1993. The complaints in the consolidated action alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making or causing the Company to make materially false and misleading statements about the Company. We are vigorously defending these actions.

    On May 18, 2001, a motion to dismiss was filed on behalf of the Company and all other defendants, and March 18, 2002, the United States District Court for the District of New Jersey dismissed, with prejudice, the consolidated class action complaint. The plaintiffs have 30 days to appeal from the decision. We have not been advised as to whether or not the plaintiffs plan to appeal from the Court's decision.

Item 4.        Submission of Matters to a Vote of Security
Holders.

    None.




PART II

Item 5.        Market for Registrant's Common Equity and Related
Stockholder Matters.

Market Information

    Our common stock began trading on The Nasdaq Stock Market (National Market) on March 23, 1998, under the symbol "CYSP." On November 1, 2000, we began trading on The Nasdaq SmallCap Market, under the symbol "GSVI."

    In December 2000, we were notified by The Nasdaq SmallCap Market that we had not maintained the minimum $1.00 per share bid price required for continued listing on The Nasdaq SmallCap Market. Effective December 13, 2000, our trading symbol was changed from "GSVI" to "GSVIC," reflecting our failure to maintain the minimum $1.00 per share bid price required. We were further notified by The Nasdaq SmallCap Market that if our bid price did not reach a minimum of $1.00 for ten consecutive trading days prior to March 8, 2001, our common stock would be delisted from The Nasdaq SmallCap Market. Our common stock was delisted from The Nasdaq SmallCap Market on March 14, 2001 and is currently trading on the OTC Bulletin Board under the symbol "GSVI."
    The following table sets forth the range of high and low sales prices for shares of common stock for each fiscal quarter of 2000 and for the first quarter of 2001 as reported by Nasdaq and the last three fiscal quarters of 2001 as reported on the OTC Bulletin Board. All prices listed in the table reflect the one-for-five reverse split of our common stock effected on August 30, 2000.

Fiscal Year                           2001                2000
                              High          Low    High          Low
                             ------       ------   -----        -----
First Quarter              $1.00         $0.25    $31.5625      $7.8125
Second Quarter             $0.56         $0.25    $ 8.9845      $1.875
Third Quarter              $0.31         $0.15    $ 2.344       $1.09
Fourth Quarter             $0.30         $0.08    $ 1.9688      $0.125
January 1, 2002
through March 31, 2002     $0.30         $0.03

Our common stock trades only sporadically. The public market for our common stock is limited and you should not assume that these quotations reflect prices that you might be able to obtain in actual market transactions or in transactions involving substantial numbers of shares.

As of April 8, 2002, there were 116 holders of record of our common stock.

Item 6. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

    Commencing in June 2001, we changed the direction of our business. The business operations since June include the managing of our existing real estate activities and the entering into of new business operations through an acquisition or merger. We have reviewed a number of opportunities but we have not yet completed a transaction. A limiting factor has been the pending class action litigation brought against the Company. This class action lawsuit was recently dismissed with prejudice subject to the right of appeal by the plaintiffs. This right of appeal expires on April 18, 2002. We believe that once the litigation is no longer pending, our opportunities for completing successful business transactions will be greatly enhanced. However, we cannot assure you that such business opportunities will be available to us on acceptable terms, or at all.

    In June 2001, we sublet to Nekema.com our former offices in Jersey City, New Jersey through December 31, 2008. Over the term of the 90-month sublease, we will realize revenue for the sublease, after commissions of approximately $167,000, of approximately $1,503,000.

    Prior to June 2001, we had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. In connection with this activity, we made investments in Fasturn, Inc., Weema Technologies, Inc., Telephone.com, Inc., MeetChina.com. Inc. and e-Commerce Solutions, Inc. We have since made substantial write downs of our investments to more accurately reflect current market valuations, and our investments do not represent a significant asset. As of December 31, 2001, our investments were valued at approximately 6.3% of the total value of our assets. We are presently investigating as to whether or not there are any business prospects through which material value can be realized from our investments.

    Prior to February 2000, we were an online consumer and direct response retailer. In early February 2000, we announced a change in our core strategy to Internet incubator and investment company and subsequently closed two operating divisions, Cybershop.com and electronics.net. On August 14, 2000, we sold our remaining retailing subsidiary, Tools for Living, to the former owners of Tools for Living.

Results of Operations
Year Ended December 31, 2001 compared to Year Ended December 31, 2000.

General and administrative: General and administrative expenses consisted primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, and general corporate expenses. General and administrative expenses decreased by 43.9%, or $1,042,656 to $1,334,344 in the year ended December 31, 2001 from $2,377,000 in the prior year. The decrease in the current period is the result of the scaling back of operations and change in our management focus.

Interest income, net: Interest income decreased by 66.4%, or $168,083 to $84,917 in the year ended December 31, 2001 from $253,000 in the prior year. The decrease is primarily the result of a decrease in average cash and cash equivalents.

Net Losses: Loss from continuing operations decreased by 33.7%, or $1,221,337, to $2,405,663 in the year ended December 31, 2001, or ($1.36) per basic and diluted common share, from $2,377,000 in the prior year, or ($1.78) per basic and diluted common share. The decreased loss was primarily due to the scaling back of operations and change in our management focus. Net loss in the year ended December 31, 2001 was $2,446,463, or ($1.36) per basic and diluted common share, as compared to $16,128,000 or ($9.47) in the prior year (as adjusted for a 1 for 5 reverse stock split initiated in August of 2000.) The net loss in the year ended December 31, 2000 included a $12,501,000 net loss on disposal of discontinued operations, primarily attributable to the sale of the Tools for Living Division.

Liquidity and Capital Resources

    Net cash used in operations decreased66.7%, or $2,596,107, from $3,891,000 in the year ended December 31, 2000 to $1,294,893 in the year ended December 31, 2001. The decrease is primarily attributed to our cessation of our Internet retailing activities. The decrease is also attributed to our efforts in the prior year to settle outstanding accounts payable and accrued liabilities for discontinued divisions.

    Net cash provided by investing activities during the year ended
December 31, 2001 was $12,100, as compared to $2,032,000 used in the prior year, which decrease is consistent with the determination of the Board of Directors in May 2001 to change our operations to active business activities and the substantial cessation of our investing activities.

    Net cash provided by financing activities during the year ended
December 31, 2001 was $262,136 as compared to ($93,000) used in the prior year. Sources of cash during the prior period included proceeds from the exercise of employee stock options offset by the purchase of treasury stock.

    We believe that our existing capital resources will enable it to maintain our operations at existing levels for at least the next 36 months. We are, however, currently considering the funding requirements associated with our business plan, including the need for additional debt and/or equity financing. Since our current business activities include the managing of our existing real estate activities and entering into new business operations through an acquisition or merger, it is difficult to project our capital needs. However, we will evaluate potential investments in terms of our then existing capital resources and the availability of additional debt or equity financing and will ultimately decide on an investment according to the sufficiency of those resources to fund the potential investment as well as continuing operating requirements. We cannot assure you that any additional financing or other sources of capital will be available to us upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on our business, financial condition and operating results, and could significantly slow the pace of development of our business operations.

Discontinued Operations

    As discussed above, in February 2000 we began the process of discontinuing our two online retailing divisions, Cybershop.com and electronics.net. The operations of the Cybershop.com division were discontinued in February 2000 and in the same month we entered into a letter of intent to sell electronics.net to two former executives of the Company. The letter of intent was subsequently terminated, and in May 2000 electronics.net was also discontinued. In August 2000, we sold our remaining retailing subsidiary, Tools for Living (which we purchased in June 1999) to two executives of Tools for Living, who were also the former owners of Tools for Living, for consideration including (i) approximately 896,000 shares of common stock of the Company, (ii) the purchasers' assumption of the liabilities of Tools for Living, and (iii) the release of all obligations owed by us to the former owners including certain obligations under their respective Employment agreements. This sale substantially completed our divestiture of our retailing assets.

    As a result, the consolidated financial statements and accompanying notes reflect Cybershop.com, Electronics.net and Tools for Living as discontinued operations. The measurement date for the closing of Cybershop.com was December 31, 1999. An estimated loss on disposal relating to Cybershop.com of $435,000 was reflected in our consolidated statement of operations for the year ended December 31, 1999. Actual results for the year ended December 31, 2000 for Cybershop.com included a loss from discontinued operations of $10,687,000 and a loss on disposal of assets. This was due mainly to the write down of goodwill related to the sale of Tools for Living completed on August 14, 2000.

    During the year ended December 31, 2001, we lost $2,446,463 on continuing operations. We lost $0 on discontinued operations.

 Forward-Looking Statements:

Some of the statements in this report are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions that are not statements of historical fact. You can identify these statements by the following words:

-    "may"
-    "will"
-    "should"
-    "estimates"
-    "plans"
-    "expects"
-    "believes"
-    "intends"

and similar expressions. We cannot guarantee our future results, performance or achievements. Our actual results and the timing of corporate events may differ significantly from the expectations discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, the risk described in Exhibit 99.1 to this report, including our limited operating history, history of losses, need to raise additional capital, the high risk nature of our business and our dependence on a few managed medical groups, as well as our ability to protect our intellectual property rights.

Item 7.  Financial Statements.

    The financial statements required by Item 7 are included in this report beginning on page F-1.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

    On May 7, 2001, Arthur Andersen, LLP resigned as our independent accountants.

    The report of Arthur Andersen, LLP on the financial statements for the past fiscal year contained no adverse opinion or disclaimer of opinion. The opinion was modified as to the uncertainty of the Company's ability to continue as a going concern. There was no modification as to audit scope or accounting principles. In connection with its audits for the past two fiscal years, there have been no disagreements with Arthur Andersen, LLP on any matter of accounting principles or practices, financial statement disclosure, financial or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen, LLP would have caused them to make reference thereto in their report on the consolidated financial statements for such years.

    We engaged Comiskey & Company, P.C. as our new independent accountants as of May 9, 2001. The board of directors approved the dismissal and resignation of Arthur Andersen, LLP and the engagement of Comiskey &
Company, P.C. on May 4, 2001. During the two most recent fiscal years, we have not consulted with Comiskey & Company, P.C. regarding either (i) the application of accounting principles to a specified completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements and either written or oral advice was provided that was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or event identified in response to Item 304(a) (1) (iv) of Regulation S-B.




PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

    Our directors and executive officers are as follows:

Name                    Age        Title


Gilad Gat                38        Chairman, Chief Executive Officer
                                   and Director

Yoav Bitter              36        Director

Harvey Doliner           51        Director

Walter M. Epstein        61        Director and Secretary


GILAD GAT has served as President, Chief Executive Officer and Chairman of the Board of the Company since May 2001. Mr. Gat is the President and a director of Brooks Station Holdings, Inc., a private investment corporation. Since 1996, Mr. Gat has been a self-employed entrepreneur. Prior to 1996, Mr. Gat held various positions in the banking industry in Israel. Mr. Gat holds a BA in economics and an MBA from the Hebrew University in Jerusalem.

YOAV BITTER has served as a director of the Company since May 2001. Since December 1999, Mr. Bitter has served as Executive Vice President of Strategic Business Development of ElephantX Online Securities LLC, an internet financial services company, which he co-founded. Prior to founding ElephantX, Mr. Bitter was a partner at Hambro America Securities, Inc., a private equity investment corporation. Mr. Bitter holds a B.A. in economics from Queens College and an M.B.A with honors (Beta Gamma Sigma) from Zicklin School of Business, Baruch College.

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

Compliance with Section 16(a) of the Exchange Act

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors and holders of more than 10% of our common stock (collectively "Reporting Persons") to file reports of initial ownership, ownership and changes in ownership of the common stock with the Securities and Exchange Commission within certain time periods and to furnish the Company with copies of all such reports. Based solely on our review of copies of such reports furnished to us by such Reporting Persons or on the written representations of such Reporting Persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended December 31, 2001, all of the Reporting Persons complied with their Section 16(a) filing requirements.



Item 10.  Executive Compensation

    The following table sets forth the aggregate compensation paid to or accrued by us or our subsidiaries during each of the last three fiscal years reflecting all compensation awarded to, earned by or paid by us to our current President and Chief Executive Officer, Gilad Gat, Jeffrey S. Tauber, our former Chief Executive Officer and Kevin Miller, our former President. Mr. Miller resigned as President of the Company in January 2000. Mr. Tauber resigned as Chief Executive Officer in May 2001. Other than Mr. Tauber and Mr. Gat, no executive officer received an annual base salary and bonus compensation exceeding $100,000 during the fiscal year ended December 31, 2001 and the most current period.

                Annual Compensation            Long-Term Compensation
                                                                        All
Name &                             Other   Restricted Securities        Other
Principal                         Annual   Stock      Underlying  LT&P  Compen-
Position      Year Salary Bonus Compensation Award    Options    Payout sation

Gilad Gat (1) 2001 $120,000   -      -         -        -           -       -

Jeffrey
Tauber(2)     2001 $104,167   -  $250,000(2)   -        -           -       -
              2000 $250,000   -         -      -        -           -       -
              1999 $250,000   -         -      -        -           -       -


(1) Mr. Gat became President on May 4, 2001.  Mr. Gat's annual salary is
$120,000.
(2) Mr. Tauber resigned on May 4, 2001. Mr. Tauber received a severance payment of $250,000.


Option Grants in Last Fiscal Year

    The following table sets forth, for each of our executive officers and directors, information regarding individual grants of options made during the fiscal year ended December 31, 2001.

Individual Grants

        (a)              (b)             (c)              (d)            (e)
                                     % of Total
                                      Options
                                     Granted to       Exercise or
                                    Employees in       Base Price    Expiration
       Name           Granted        Fiscal Year        ($/Sh)         Date

Yoav Bitter            20,000             33%           $0.30         06/20/06
Gilad Gat              20,000             33%           $0.30         06/20/06
Daniel Golan           20,000             33%           $0.30         06/20/06



Stock Option Exercises and Holdings

    Our officers and directors did not exercise any options in 2001. The following table sets forth the number of shares of common stock underlying unexercised options held by our officers and directors as of December 31, 2001. At December 31, 2001, none of our officers and directors held any "in-the-money" stock options.




                                                 Number of Securities
                                                Underlying Unexercised
                       Name                            Options at
                                                    December 31, 2001
                                              Exercisable/Unexercisable

                  Yoav Bitter                           20,000/0
                  Harvey Doliner                        50,000/0
                  Walter Epstein                        50,000/0
                  Gilad Gat                             20,000/0


Employment Agreement

    On May 4, 2001, we entered into an employment agreement with Gilad Gat pursuant to which Mr. Gat was hired to be our President and Chief Executive Officer. Mr. Gat's salary is $120,000 per annum. Mr. Gat is an "at will" employee of the Company, provided however, if he is terminated without cause, then under his employment agreement, Mr. Gat is entitled to a severance payment of $120,000.

Directors' Compensation

    All directors are reimbursed for certain expenses in connection with attendance at Board of Directors and Committee meetings. Directors are eligible to be granted options to purchase common stock of the Company under the GSV, Inc. 1998 Stock Option Plan. Directors also receive annual compensation in the amount of $12,000 for their service as directors.


Item 11.  Security Ownership of Certain Beneficial Owners and Management


    The following table sets forth certain information as of April 8, 2002, regarding the beneficial ownership of our common stock by (i) each person who is known to us to be the beneficial owner of more than five percent (5%) of our common stock; (ii) each director and each executive officer; and (iii) all current directors and executive officers as a group.

    Information contained in this report with regard to stock ownership was obtained from our stockholders' list, filings with governmental authorities, or from the named individual nominees, directors and officers. The persons identified in the foregoing table disclaim beneficial ownership of shares owned or held in trust for the benefit of members of their families or entities with which they may be associated.


                                                                  Percentage of
                     Amount and   Percentage of   Percentage of       Total
                     Nature of    Outstanding     Outstanding     Outstanding
Name and Address of  Beneficial   Common Stock   Preferred Stock     Equity
Beneficial Owner (1) Ownership(2) Owned (3)       Owned (3)       Securities(3)

Executive Officers and
Directors

Yoav Bitter           20,000          1.1%             *                *

Harvey Doliner        50,000          2.8              *               2.3%

Walter Epstein        50,000          2.8              *               2.3

Gilad Gat             20,000          1.1              *                *


All executive officers
and directors as a
group (4 persons)    140,000          7.8              *              6.4


Beneficial Owners of
in Excess of 5% (other
than directors and
executive officers)

Jane Tauber(4)       377,774         21.0               *             17.5

Jeffrey S. Tauber(5) 377,774         21.0               *             17.5

The Jeffrey S. Tauber
Grantor
 Retained Annuity
Trust                69,460           3.9               *              3.2

The Jane S. Tauber
Grantor
  Retained Annuity
Trust                69,460           3.9               *              3.2

Brooks Station
Holdings, Inc.(6)   426,537          3.5              100%            19.7



* less than 1 percent.
____________________________

(1) The address of each beneficial owner identified is c/o GSV, Inc., 191 Post Road West, Westport, Connecticut 06880, except for Walter Epstein, which is Davis & Gilbert LLP, 1740 Broadway, New York, New
York 10019.
(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our securities beneficially owned by them.
(3) Each beneficial owner's percentage ownership is determined by assuming (i) that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this report have been exercised and converted, (ii) 1,796,690 shares of common stock were outstanding, before any consideration is given to such options, warrants or convertible securities and before any consideration is given to shares of common stock held in treasury, (iii) 363,637 shares of preferred stock were outstanding, before any consideration is given to such options, warrants or convertible securities, and (iv) 2,160,326 shares of equity securities were outstanding, before any consideration is given to such options, warrants or convertible securities and before any consideration is given to shares of common stock held in treasury.
(4) Includes 119,427 shares held directly, 69,460 shares of Common Stock in name of The Jeffrey S. Tauber Grantor Retained Annuity Trust, with Kevin S. Miller and Jane S. Tauber as trustees and 188,887 shares of Common Stock held in the name of Mr. Tauber's wife, Jane, including 69,460 shares held in the name of The Jane S. Tauber Grantor Retained Annuity Trust, with Kevin S. Miller and Jeffrey S. Tauber as trustees. Mr. Tauber disclaims beneficial ownership of all of the shares held in the name of the Jane S. Tauber Grantor Retained Annuity Trust.
(5) Includes 119,427 shares held directly, 69,460 shares of Common Stock held in the name of The Jane S. Tauber Grantor Retained Annuity Trust, with Kevin S. Miller and Jeffrey S. Tauber as trustees, and 188,887 shares of Common Stock held in the name of Jeffrey S. Tauber, Mrs. Tauber's husband, including 69,460 shares held in the name of The Jeffrey S. Tauber Grantor Retained Annuity Trust with Kevin S. Miller and Jane S. Tauber as trustees.
(6) Includes 62,900 shares of common stock and 363,637 shares of Series A Convertible Preferred Stock acquired by Brooks Station Holdings, Inc. in a private placement offering consummated in March 2001.

Item 12.  Certain Relationships and Related Transactions.

    On August 14, 2000, we completed the sale of our retailing subsidiary, MG Acquisition Corp. (d/b/a Tools for Living), to a new entity formed by two executives of Tools for Living, Ian S. Phillips and Howard J. Kuntz III, for consideration including (i) approximately 179,200 post-split shares of our common stock; (ii) the purchasers' assumption of the Tools for Living liabilities, and (iii) the release of all obligations owing to the executives under their respective employment agreements. Mr. Phillips served as a director of the Company from June 1999 to August 2000 and as Chief Executive Officer of MG Acquisition Corp. from June 1999 to August 2000. Mr. Kuntz served as President of MG Acquisition Corp. from June 1999 to August 2000. Prior to the completion of the sale of Tools for Living, Mr. Phillips and Mr. Kuntz held 94,000 and 89,155 post-split shares, respectively, of our common stock, and together were the beneficial owners of 8.6% of our outstanding common stock.

    Gilad Gat, our President, Chief Executive Officer and Chairman of the Board, is the President and a director of Brooks Station Holdings, Inc., a private investment corporation and a beneficial owner of 19.7% of our outstanding equity securities.


Item 13.  Exhibits And Reports On Form 8-K

Item
No.    Title

2. Plan of acquisition, reorganization, arrangement, liquidation or succession: None

3.    Articles of Incorporation:

3.1 Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 333-42707).
3.2 Certificate of Amendment of the Certificate of Incorporation of Cybershop International, Inc. (Incorporated by reference to Exhibit 3.2 of the Registrant's Report on Form 10-Q for the fiscal quarter ended June 30, 1999, File No. 000-23901)
3.5   Certificate of Merger of GSV, Inc into Cybershop.com, Inc.
       (Incorporated by reference to Exhibit 3.5 of the Registrant's Form 10-K for the year ended December 31, 1999, File No. 000-23901)
3.6 Certificate of designations, preferences and rights of Series A convertible Preferred Stock of GSV, Inc. (incorporated by reference to Exhibit 3.1 of the Company's report on Form 8-K, filed March 6, 2001).

    By-Laws:

3.4   By-Laws as currently in effect (Incorporated by reference to Exhibit
        3.2 to the Company's Registration Statement on Form S-1, File No. 333-42707).

4. Instruments defining the rights of security holders, including debentures:

4.1   Specimen of Certificate for Common Stock (Incorporated by reference to
        Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 333-42707)
4.2 Form of Warrant dated September 30, 1999 issued to Strong River Investments, Inc. and Montrose Investments L.P. (Incorporated by reference to Exhibit 4 D to the Company's Registration Statement on Post Effective Amendment on Form S-3, File No. 333-75507).
4.3 Form of Warrant dated September 30, 1999 issued to Strong River Investments, Inc. and Montrose Investments L.P. (Incorporated by
        reference to Exhibit 4 E to the Company's 	Registration Statement
        on Post Effective Amendment on Form S-3, File No. 333-75507).
4.4 Form of Warrant dated December 8, 1999 issued to Strong River Investments, Inc. and Montrose Investments L.P. (Incorporated by
        reference to Exhibit 4 D to the Company's 	Registration Statement
        on Post Effective Amendment on Form S-3, File No. 333-92861).
4.5 Form of Warrant dated December 8, 1999 issued to Strong River Investments, Inc. and Montrose Investments L.P. (Incorporated by reference to Exhibit 4 E to the Company's Registration Statement on Post Effective Amendment on Form S-3, File No. 333-92861).
4.6 Convertible Stock Purchase Agreement, dated March 1, 2001, by and between GSV, Inc.and Brooks Station Holding, Inc. (Incorporated by reference to Exhibit 4.1 of the Company's report on Form 8-K filed March 6, 2001).

9.    Voting Trust Agreements: None

10.    Material Contracts:

10.1   Stock Purchase Agreement dated March 24, 1999, by and between Edward
        Mufson and Cybershop International, Inc. (Incorporated by reference to
        Exhibit 10.1 of the Registrant's Report on Form 10-Q for the fiscal quarter ended March 31, 1999, File No. 000-23901).
10.2   Employment Agreement dated March 24, 1999, by and between Edward Mufson and Cybershop International, Inc. (Incorporated by reference to Exhibit
        10.2 of the Registrant's Report on Form 10-Q for the fiscal quarter ended March 31, 1999, File No. 000-23901).
10.3   Employment Agreement dated February 7, 1999, by and between Jeffrey
        Leist and Cybershop International, Inc.(Incorporated by reference to
        Exhibit 10.3 of the Registrant's Report on Form 10-Q for the fiscal quarter ended March 31, 1999, File No. 000-23901).
10.4   Form of Officer and Director Indemnification Agreement (Filed as
        Exhibit 10.4 to the Company's Registration Statement on Form S-1,
        effective March 20, 1998, File No. 333-42707).
10.5   1998 Stock Option Plan of the Company (Filed as Exhibit 10.5 to the
        Company's Registration Statement on Form S-1, effective March 20,
        1998, File No. 333-42707).
10.6   1998 Directors' Stock Option Plan (Filed as Exhibit 10.6 to the
        Company's Registration Statement on Form S-1, effective March 20, 1998
        File No. 333-42707).
10.7   Agreement and Plan of Merger by and among Cybershop International,
        Inc., MG Acquisition Corp., The Magellan Group, Inc., Ian S.
        Phillips and Howard J. Kuntz III dated as of June 1, 1999
        (Incorporated by reference to Exhibit 2.1 of the Registrant's Current
        Report on Form 8-K. File No. 0-23901).
10.8   Employment Agreement dated June 1, 1999, by and between Ian S. Phillips and MG Acquisition Corp which is a wholly owned subsidiary of Cybershop
        International, Inc. (Incorporated by reference to Exhibit 10.2 of
        the Registrant's Report on 	Form 10-Q for the fiscal quarter ended
        June 30, 1999, File No. 000-23901).
10.9  Warrant Agreement dated as of March, 1998 between the Company and C.E.
        Unterberg, Towbin and Fahnstock & Co., Inc., including Warrant
        Certificate of the Company (Filed as Exhibit 10.9 to the Company's
        Registration Statement on Form S-1, effective March 20, 1998, File No.
        333-42707).
10.10  Employment Agreement dated June 1, 1999, by and between Howard J. Kuntz
        III and MG Acquisition Corp., a wholly owned subsidiary of Cybershop
        International, Inc. (Incorporated by reference to Exhibit 10.3 of the
        Registrant's Report on Form 10-Q for the fiscal quarter ended September
        30, 1999, File No. 000-23901).
10.11  Securities Purchase Agreement dated September 30, 1999 among
        Cybershop.com, Inc., Strong River Investments, Inc. and Montrose
        Investments, L.P. (Incorporated by reference to Exhibit 10.4 of the
        Registrant's Report on Form 10-Q for the fiscal quarter ended September
        30, 1999, File No. 000-23901).
10.12  Registration Rights Agreement dated September 30, 1999 among
        Cybershop.com, Inc., Strong River Investments, Inc. and Montrose
        Investments, L.P. (Incorporated by reference to Exhibit 10.4 of the
        Registrant's Report on Form 10-Q for the fiscal quarter ended September
        30, 1999, File No. 000-23901).
10.13   Securities Purchase Agreement dated December 8, 1999 among
        Cybershop.com, Inc., Strong River Investments, Inc. and Montrose
        Investments, L.P. (Incorporated by reference to Exhibit 10.13 of the
        Registrant's Form 10-K for the year ended December 31, 1999, File No.
        000-23901).
10.14  Registration Rights Agreement dated December 8, 1999 among
        Cybershop.com, Inc., Strong River Investments, Inc. and Montrose
        Investments, L.P. (Incorporated by reference to Exhibit 	10.14 of the
        Registrant's report on Form 10-K for the year ended December 31, 1999,
        File No. 000-23901).
10.15  General release dated February 14, 2000, by and between Jeffrey
        Leist and Cybershop.com, Inc. (Incorporated by reference to Exhibit
        10.15 of the Registrant's report on Form 10-K for the year ended
        December 31, 1999, File No. 000-23901).
10.16  Modification to Employment Agreement dated February 7, 1999, by and between Jeffrey Leist and Cybershop.com, Inc., dated March 29,
        2000 (Incorporated by reference to Exhibit 10.16 of the Registrant's report on Form 10-K for the year ended December 31,1999, File No. 000-
        23901).
10.17  Severance Agreement and General release dated January 20, 2000, by and between Edward Mufson and Cybershop.com, Inc. (Incorporated by
        reference to Exhibit 10.17 of the Registrant's report on Form 10-K for the year ended December 31, 1999, File No. 000-23901).
10.18  Employment Agreement dated February 7, 2000, by and between Kevin
        S. Miller and Cybershop.com, Inc. (Incorporated by reference to Exhibit
        10.18 of the Registrants report on Form 10-K for the year ended
        December 31, 1999, File No 000-23901).
10.19  Agreement dated January 12th, 2000, by and between Tops Appliance
        City, Inc. and Cybershop Holding Corp, which is a wholly owned subsidiary of Cybershop.com, Inc. (Incorporated by Reference to
        Exhibit 10.19 of the Registrant's report on Form 10-K for the year ended December 31, 1999, File No 000-23901).
10.20  Agreement,dated May 4, 2001, by and between GSV, Inc. and Jeffrey
        S. Tauber (Incorporated by reference to Exhibit 10.2 of the
        Company's report on Form 8-K, filed May 11, 2001).
10.21  Employment Agreement dated May 4, 2001, by and between GSV, Inc.
        and Gilad Gat (Incorporated by reference to Exhibit 10.1 of the
        Company's report on Form 8-K, filed May 11, 2001).

99.1    Risk factors.*

* Filed herewith.


    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GSV has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        GSV, INC.



    By /s/ Gilad Gat

        Gilad Gat
        Chairman, Chief Executive
        Officer and President

        Date:  April 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


Signature                        Title                           Date


/s/Gilad Gat             Chairman, Chief Executive            April 15, 2002
   Gilad Gat             Officer and President (Principal
                         Executive Officer)


/s/ Yoav Bitter          Director                            April 15, 2002
     Yoav Bitter


/s/ Harvey Doliner       Director                            April 15, 2002
    Harvey Doliner


/s/ Walter M. Epstein    Director                            April 15, 2002
    Walter M. Epstein






Item 7:  Financial Statements

                           GSV, INC. AND SUBSIDIARIES
                           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants                                  F-2
Report of Previous Independent Public Accountants                         F-3
Consolidated Balance Sheet as of December 31, 2001                        F-4
Consolidated Statements of Operations for the years
  ended December 31, 2001 and 2000                                        F-5
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2001 and 2000                          F-6
Consolidated Statements of Cash Flows for the years
  ended December 31, 2001 and 2000                                        F-7
Notes to the Consolidated Financial Statements                    F-8 to F-16

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors
GSV, Inc. and Subsidiaries
Westport, Connecticut


We have audited the accompanying consolidated balance sheet
 of GSV, Inc., a Delaware corporation, and Subsidiaries ("the Company") as of December 31, 2001, and the related consolidated statements of operations, changes of stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSV, Inc. and Subsidiaries as of December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
March 27, 2002


                                                /s/ Comiskey & Company
                                              Professional Corporation


    Report of Previous Independent Public Accountants


To GSV, Inc. (Formerly Cybershop International, Inc. and
Cybershop.com, Inc.):


We have audited the balance sheet of GSV, Inc., a Delaware corporation, (formerly Cybershop International, Inc. and Cybershop.com, Inc.) and subsidiaries as of December 31, 2000 and the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2000, of GSV, Inc. and subsidiaries in conformity with accounting principles generally accepted in the United States.

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




/s/ Arthur Andersen, LLP.
Roseland, New Jersey
April 16, 2001


                           GSV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                     December 31,
                                                          2001
                                                     ------------

         ASSETS
Current Assets:
     Cash and cash equivalents                       $  1,312,343
     Prepaid expenses and other current assets             25,000
                                                     ------------
       Total current assets                             1,337,343

Investments                                               115,000
Property and equipment, net                               344,522
Other assets                                               35,599
                                                      -----------

       Total assets                                  $  1,832,464
                                                        =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                 $     86,575
     Tenant security deposit                                51,250
     Dividends payable                                      40,800
                                                      ------------
       Total current liabilities                           178,625
                                                      ------------

       Total liabilities                                   178,625
                                                      ------------

Stockholders' equity:
     12% Series A Preferred stock, $0.001 par value;
       636,365 shares authorized; 363,637 shares
       issued and outstanding                              380,000
     Common stock, $0.001 par value; 75,000,000 shares
       authorized; 1,958,690 issued; 1,790,090 outstanding   1,959
     Additional paid-in capital                         38,009,029
     Treasury stock                                       (558,998)
     Accumulated deficit                               (36,178,151)
                                                      ------------
       Total stockholders' equity                        1,653,839
                                                      ------------

       Total liabilities and stockholders' equity     $  1,832,464
                                                       ===========


The accompanying notes are an integral part of the consolidated financial statements.

                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                       For the year ended December 31,
                                            2001               2000
                                        --------------       --------------
Sublease income                          $   127,219        $     ---

General and Administrative                 1,334,344          2,377,000
Loss on investments                        1,284,946          1,503,000
                                       -------------       --------------
  Total operating expenses                 2,619,290          3,880,000
                                         -----------       --------------
Loss from continuing operations
  before other income and expense         (2,492,071)        (3,880,000)
Interest income, net                          84,917            253,000
Gain on disposal of property and equipment     1,491              ---
                                       -------------        -------------
Loss from continuing operations           (2,405,663)        (3,627,000)
Discontinued operations:
     Loss from operations                      ---           (1,814,000)
     Loss on disposal                          ---          (10,687,000)
                                        ------------     ----------------
     Total discontinued operations             ---          (12,501,000)
                                        ------------     ----------------
Net loss                                 $(2,405,663)      $(16,128,000)
                                       -------------      --------------
Preferred stock dividends                     40,800              ---
                                        -------------       ------------
Net loss available to common
   shareholders                          $(2,446,463)      $(16,128,000)
                                          ===========       ===========

Basic and diluted net loss per common share:
Loss per common share from
   continuing operations                  $     (1.36)     $    (1.78)
Effect of adjustable common
   stock warrants                                  --           (1.55)
                                          -----------       ------------
Loss per common share from
  continuing operations including
  effect of adjustable common stock
  warrants                                      (1.36)          (3.33)
Loss per common share from
  discontinued operations                         --            (0.89)
Loss per common share from loss on
  disposal of discontinued operations             --            (5.25)
                                         ------------       ------------
Net loss per common share including effect
  of adjustable common stock warrants      $    (1.36)        $   (9.47)
                                              ========          =======
Weighted average common shares
  outstanding,  basic and diluted            1,800,819        2,037,000


The accompanying notes are an integral part of the consolidated financial statements.

                           GSV, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                      Preferred Stock          Common Stock
                                      ---------------          --------------

                                Number of        Par     Number of     Par
                                  Shares        Value      Shares    Value
                               ----------    ----------   --------  --------

Balance at December 31, 1999         --      $      --   2,006,792  $   2,000
 Non-cash compensation expense       --             --          --         --
 Shares purchased as treasury stock  --             --    (289,305)        --
  Exercise of stock options          --             --       8,356         --
  Exercise of stock warrants         --             --     122,697         --
  Net loss                           --             --          --         --
                               ---------     ----------  ----------   -------
Balance at December 31, 2000         --            --    1,848,540      2,000
  Shares purchased as
  treasury stock                     --            --      (58,450)        --
  Retirement of treasury stock       --            --           --      (179)
  Sale of preferred shares        363,637      380,000          --         --
  Correction of rounding             --            --           --        138
  Net loss                           --            --           --         --
                            ------------   ----------   ----------    -------
Balance at December 31, 2001      363,637     $380,000   1,790,090  $   1,959
                                  =======    =========   =========   ========

                                Additional
                                 Paid-In      Treasury    Accumulated
                                 Capital       Stock        Deficit
                                ----------    -----------  -------------

Balance at December 31, 1999   $37,886,000   $       --   ($17,606,000)
  Non-cash compensation expense     35,000           --            --
  Shares purchased as treasury stock   --      (512,000)           --
  Exercise of stock options            --           --             --
  Exercise of stock warrants        87,000          --             --
  Net loss                             --           --     (16,128,000)
                               -----------   ----------   -------------
Balance at December 31, 2000    38,008,000     (512,000)   (33,734,000)
  Shares purchased as treasury stock   --       (47,177)           --
  Retirement of treasury stock         --           179            --
  Correction of rounding             1,029          --          2,312
  Net loss                             --           --     (2,446,463)
       -----------    ---------    -----------
Balance at December 31, 2001   $38,009,029    ($558,998)  ($36,178,151)
                               ===========    ==========  ============


The accompanying notes are an integral part of the consolidated financial statements.

                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              For the year ended December 31,
                                               2001              2000
                                           -----------      ------------
Cash flows from operating activities:
   Net loss                                $(2,446,463)     $(16,128,000)
   Adjustments to reconcile net loss
    to net cash used in operating activities:
     Correction of rounding                      3,122               ---
     Depreciation                             153,928            66,000
     Non-cash compensation expense                 ---            35,000
     Writedown of securities held for sale   1,284,946         1,503,000
     Loss on disposal of discontinued
     operations                                    ---        10,687,000
     Gain on disposal of property and
     equipment                                  (1,491)              ---
   Increase (decrease) in cash from changes in:
     Accounts receivable, net                     ---             23,000
     Prepaid expenses and other current assets  50,943            36,000
     Other assets                               16,755           (31,000)
     Accounts payable and accrued liabilities (406,704)          (40,000)
     Deferred rent                             (41,979)          (42,000)
     Tenant security deposit                    51,250              ---
     Dividends payable                          40,800              ---
                                           -----------      ------------
  Net cash flows from operating activities  (1,294,893)       (3,891,000)
                                           -----------      ------------
Cash flows from investing activities:
     Purchases of property and equipment          ---           (29,000)
     Proceeds from disposal of property
      and equipment                             12,100              ---
     Purchases of investments                     ---         (2,003,000)
                                           -----------      ------------

  Net cash flows from investing activities      12,100        (2,032,000)

Cash flows from financing activities:
     Sale of preferred stock, net of costs      380,000              ---
     Purchase of treasury stock                 (47,177)        (176,000)
     Proceeds from exercise of stock options        ---           87,000
     Payments of capital lease obligations      (70,687)          (4,000)
                                            -----------     ------------

  Net cash from financing activities            262,136          (93,000)

Cash used in discontinued operations              ---           (122,000)
                                              ---------      ------------
               Net decrease in cash          (1,020,657)       (6,138,000)

Cash and cash equivalents, beginning of year  2,333,000         8,471,000
                                            -----------       ------------
Cash and cash equivalents, end of year      $ 1,312,343      $ 2,333,000
                                             ==========      ===========
SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION:
Cash paid for interest                      $       ---      $     6,000
                                             ==========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                           GSV, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Basis of Presentation

       Commencing in June 2001, GSV, Inc. and Subsidiaries ("the Company") changed the direction of its business. The business operations since June include the managing of the Company's existing real estate activities and the entering into of new business operations through an acquisition or merger. The Company has reviewed a number of opportunities but the Company has not yet completed a transaction.

       In June 2001, the Company sublet to Nekema.com its former offices in Jersey City, New Jersey through December 31, 2008. Over the term of the 90-month sublease, the Company will realize revenue for the sublease, after commissions of approximately $167,000, of approximately $1,503,000.

       Prior to June 2001, the Company had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. In connection with this activity, the Company made investments in Fasturn, Inc., Weema Technologies, Inc., Telephone.com, Inc., MeetChina.com. Inc., and e-Commerce Solutions, Inc. The Company has since made substantial write downs of its investments to more accurately reflect current market valuations, and the Company's investments do not represent a significant asset. As of December 31, 2001, the Company's investments were valued at approximately 6.3% of the total value of its assets. The Company is presently investigating whether or not there are any business prospects through which material value can be realized from its investments.

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

2. Summary of Significant Accounting Policies

Use of Estimates

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


                           GSV, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Business Combinations

      The acquisition of Tools for Living had been accounted for under the purchase method of accounting. As a result of the sale of Tools for Living, the results of operations from the date of acquisition are classified in the accompanying consolidated statements of operations as loss from discontinued operations. The excess of the purchase price over the estimated fair value of net assets acquired is included in the loss on disposal in the accompanying consolidated statement of operations for the year ended December 31, 2000.

Cash and Cash Equivalents

      The Company considers all short-term marketable securities with a maturity of three months or less to be cash equivalents.

Investments
      Investments are accounted for on the cost basis.

Advertising

      The recognition of advertising costs is in accordance with the Provisions of the American Institute of Certified Public Accountants Statement of Position 93-7, Reporting of Advertising Costs. Advertising costs other than direct-response are expensed at the time the initial advertising takes place.Direct-response advertising consists primarily of the cost of print advertisements placed in national magazines and newspapers which include unique codes identifying which particular publication and the individual advertisement. Direct-response advertising costs are amortized over the period during which associated net revenues are expected, generally approximating three months or less.

      Advertising expense was $18,868 and $1,829,000 during the year ended December 31, 2001 and 2000, respectively.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the assets' estimated useful lives, which range from three to ten years.


                           GSV, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Long-Lived Assets

      The Company reviews its long-lived assets and certain related Intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company determined that impairment existed in certain of its investments as explained in Note 4.

Stock-Based Compensation

     The Financial Accounting Standards Board has issued "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that an entity Account for employee stock-based compensation under a fair value base method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net loss and loss per share as if the fair value based method of accounting under SFAS 123 had been applied. The Company continues to account for employee stock-based compensation under Opinion 25 and has included, in a note below, the pro forma disclosures required under SFAS 123.

Income Taxes

     The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted Federal, state, and local income tax rates and laws that are expected to be in effect when the differences reverse.

Significant Concentrations

        From time-to-time, the Company maintains cash balances in excess of FDIC insured limits. The amount of such excess at December 31, 2001 was $1,282,624.

Fair Value of Financial Instruments

        Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments approximate the carrying values of such instruments.


                           GSV, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Discontinued Operations

      The Company's present operations involve acquiring, developing, and engaging in real estate ownership and management, as well as seeking other businesses to acquire and operate. In February 2000, the Company began the process of discontinuing its two online retailing divisions, Cybershop.com and electronics.net. The operations of the Cybershop.com division were discontinued in February 2000 and, in the same month, the Company entered into a letter of intent to sell electronics.net to two former executives of the Company. The letter of intent was subsequently terminated and, in May 2000, electronics.net was also discontinued. In
August 2000, the Company sold its remaining retailing subsidiary, Tools for Living (purchased by the Company in June 1999) to two executives of Tools for Living, who were also the former owners of Tools for Living, for consideration including (i) approximately 896,000 shares of common stock of GSV, Inc., (ii) the purchasers' assumption of the liabilities of Tools for Living, and (iii) the release of all obligations owed by the Company to the former owners including the obligations under their respective employment agreements. This sale substantially completed the Company's divestiture of its retailing assets and the transition to its recently adopted Internet incubator and investment strategy.

      Total losses of $12,501,000 from discontinued operations for the year ended December 31, 2000 consist of $1,814,000 of operating losses from disposed subsidiaries and $10,687,000 in disposal costs of electronics.net and Tools for Living, including a writeoff of goodwill. The measurement dates for the closing of electronics.net and the sale of Tools for Living were March 31, 2000 and June 30, 2000, respectively.

4. Investments

        The Company has made investments in five internet companies, which have been accounted for using the cost method. During the years ended December 31, 2001 and 2000, the Company recorded a charge to operations of $1,284,946 and $1,503,000, respectively, for impairment of these investments.

5. Stockholders' Equity

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


                           GSV, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Stockholders' Equity (continued)

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

6. Stock Option Plan

      Prior to 1998, the Company had issued non-qualified stock options to officers, employees, and consultants, which are summarized as follows:

                                                                Weighted
                                                                 Average
                                                                Exercise
                                    Shares                      Price
                                 ----------                  -------------

Outstanding at December 31, 1999    21,525                        $14.45
Cancelled                          (14,785)                        16.78
Exercised                           (6,740)                         9.34
                                  ----------               -------------
Outstanding at December 31, 2000        --                     $      --
                                     ======                     ========

      In 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Option Plan"). Under the 1998 Option Plan, stock options may be granted to directors, officers, employees, and consultants of the Company. Under the 1998 Option Plan the number of shares available for issuance is 600,000.


                           GSV, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Stock Option Plan (continued)

The 1998 Option Plan is summarized as follows:

                                                                 Weighted
                                                                  Average
                                                                  Exercise
                                  Shares                          Price
                                 ----------                  -------------
Outstanding at December 31, 1999   86,644                        $35.60
Granted                           320,000                          9.08
Cancelled                         (47,829)                        35.04
Exercised                          (1,616)                        15.30
                                -----------                  -------------
Outstanding at December 31, 2000  357,199                         12.30
Granted                            60,000                          0.30
Cancelled                        (207,199)                        21.00
Exercised                              --                            --
                               -----------                 -------------
Outstanding at December 31, 2001  210,000                       $   0.30
                                 ========                       ========

       As of December 31, 2001, there were 210,000 options exercisable under the 1998 Option Plan, and 105,133 options exercisable as of December 31, 2000. Generally, options vest one-third annually over three years and expire five years from the date of grant.

       In 1998, the Company adopted the 1998 Directors' Stock Option Plan (the"Directors' Plan"). Pursuant to the Directors' Plan, each member of the Board of Directors who is not an employee of the Company who is elected or continues as a member of the Board of Directors is entitled to receive options to purchase 600 shares of common stock annually at an exercise price equal to fair market value on the date of the grant. The maximum number of shares of common stock reserved for issuance under the Directors' Plan is 14,000 shares. During 2001, 1,800 options granted, outstanding, and exercisable under the Directors' Plan with a weighted average exercise price of $32.50 were cancelled. As of December 31, 2001, there were no options granted and outstanding under the Directors' Plan. All options issued under the Directors' Plan vest after the first anniversary of the date of the grant and expire three years thereafter.

As permitted by SFAS 123, the Company has elected to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation cost has been recognized for stock options granted at or above market value. Had the fair value method of accounting been applied to all of the Company's stock option grants, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, the net loss would have been increased by approximately $44,300 or $0.03 per share in 2001 and $935,000 or $0.46 per share in 2000. This pro forma impact takes into account options granted since January 1, 1996 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during the years ended December 31, 2001 and 2000 was $0.21 and $8.55, respectively. The fair value was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: risk free interest rate of 7.0% in 2001 and 6.5% in 2000, 199% volatility in 2001 and 150% volatility in 2000, no assumed dividends and an expected life of one year in 2001.


                           GSV, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Property and Equipment

   Office equipment and software                 $   608,855
   Furniture and fixtures                            127,381
   Leasehold improvement                             355,273
                                                 ------------
                                                   1,091,509
   Less: Accumulated depreciation                   (746,987)
                                                 ------------
                                                 $   344,522
                                                   =========

8. Leases

      The Company leases for its own use office space under a non-cancelable operating lease expiring April 30, 2002, with an option for a six-month renewal. Future minimum lease payments on this non-cancelable operating lease for 2002 are $5,696.

      Rent expense for the years ended December 31, 2001 and 2000 was $139,998 and $107,000, respectively.

The Company has sublet to Nekema.com the Company's former office space in Jersey City, New Jersey under a sublease signed May 21, 2001 and expiring December 31, 2008, concurrent with the original lease expiration. Net revenues under this sublease are as follows:

      For the year ended            Net          Sublease             Lease
       December 31,               Amount          Income             Expense
    ------------------        -------------   --------------     -----------

          2002                $    58,637     $  209,648         $  151,011
          2003                     56,034        213,841            157,807
          2004                     53,210        218,118            164,908
          2005                     50,151        222,480            172,329
          2006                     46,846        226,930            180,084
          2007                     43,281        231,469            188,188
          2008                     26,260        222,917            196,657
                             -------------   -----------        ------------
                               $  334,416     $1,545,403          $1,210,987
                                =========     ==========           =========

9. Income Taxes

      Deferred taxes are recognized on the differences between the financial reporting and income tax basis of assets and liabilities using enacted tax rates.


                           GSV, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)
      The tax effects of temporary differences and the net operating loss carryforwards that give rise to significant portions of the net deferred income tax asset at December 31, 2001 are as follows:

   Net operating loss carryforwards                    $11,810,000
   Net book value of property and equipment                 29,000
   Investments                                             283,000
                                                      ------------
                                                        12,122,000
   Valuation allowance                                 (12,122,000)
                                                      ------------
                                                       $        --
                                                       ===========

      Due to the uncertain realization of the deferred tax asset, the Company has provided a full valuation allowance. As of December 31, 2001, the Company had net operating loss carryforwards of approximately $30,108,000, which begin to expire in 2013.


                           GSV, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Net Loss Per Common Share

      Basic and diluted net loss per common share is calculated by dividing net loss per common share after effect of adjustable common stock warrants, as explained below, by the weighted average number of shares of common stock outstanding during the period as follows:

                                         2001                  2000
                             ---------------------------    ---------------------------
                                                    Per                             Per
                            Loss      Shares       Share    Loss      Shares      Share
                            ----------------------------    ---------------------------

Loss from continuing
operations            $(2,446,463) 1,800,819  $(1.36)  $(3,627,000)  2,037,000  $(1.78)
Effect of adjustable common
stock warrants              ---        ---     ---      (3,163,000)     ---      (1.55)
                      -----------  --------   ------    -----------  ---------   ------
Loss from continuing
operations including effect
of adjustable common stock
warrants               (2,446,463) 1,800,819   (1.36)    (6,790,000) 2,037,000   (3.33)
Loss from discontinued
operations                  ---         ---     ---      (1,814,000)    ---      (0.89)
Estimated loss on disposal
of discontinued operations  ---         ---     ---      (10,687,000)   ---      (5.25)
                    ------------ ----------  --------    -----------  -------  --------
Net loss including effect of
adjustable common stock
warrants              $ (2,446,463) 1,800,819  $(1.36) $(19,291,000) 2,037,000  $(9.47)
                            ============  ==========   =========  ============  ========

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


Exhibit 99.1

RISK FACTORS

We have a history of operating losses.

    We have incurred operating losses of $2,446,463 and $16,128,000 for the fiscal years ended December 31, 2001 and 2000, respectively. Our revenues may not continue to grow or even sustain current levels. Our ability to achieve profitability depends primarily upon our ability to successfully manage our existing real estate activities and to identify and successfully complete our entry into new business operations through an acquisition or merger. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Our business and prospects are difficult to evaluate because our business model is changing and evolving.

    It is difficult to evaluate our business operations and our prospects because of the pace of change in our business. Although we were incorporated in December 1994 and commenced our operations in September 1995 as an online retailer, we discontinued our online retailing activities in 2000. Since June 2001, our business operations have included the managing of our existing real estate activities and the entering into of new business operations through an acquisition or merger. Accordingly, our current business model is still new and evolving and our future results are difficult to predict. We may not be able to successfully implement our business plan or adapt it to changes in the market. If we are not able to do so, our business, results of operations, and financial condition will be adversely affected.

We may not be able to successfully enter into new business operations through an acquisition or merger.

    Our future operating results depend on our ability to identify new business opportunities and to successfully negotiate the terms of any acquisition or merger into which may we enter. We continuously seek to identify opportunities suitable for our business strategy. Our management may fail to properly identify partner companies in which to acquire, merger, or divest our interests or to effectively complete such transactions. In addition, we believe that a limiting factor towards our transition into new business ventures has been the pending class action litigation brought against the Company. This class action lawsuit was recently dismissed with prejudice subject to the plaintiffs' right of appeal prior to April 18, 2002. If the pending class action litigation continues, we believe that our ability to successfully enter into new business ventures will be materially adversely affected.

We may need additional capital to fund our operations, and we may not be able to obtain it on terms acceptable to us or at all.

    We believe that our existing capital resources will enable us to maintain our current operations through March 31, 2005. However, we may require additional funds during or after that period. In particular, we would be required to secure additional sources of capital to continue operating at our current level or curtail our current operations if we do not achieve the results of operations that we expect as a result of lower than expected revenues, higher than expected expenses, or other possible adverse developments. In addition, if we expand our existing business plan to focus on growth in international markets, make acquisitions of businesses or technologies, or modify our business plan in other ways, we would likely require additional funding. If we require additional financing for any reason, we cannot assure you that such additional financing will be available to us on acceptable terms, or at all. In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail operations. Further, if we raise additional funds through the issuance of additional equity securities, the percentage ownership of our shareholders will be diluted. Any new equity securities may have rights, preferences, or privileges senior to those of our common stock.

Trading in our common stock on the OTC Bulletin Board may be limited.

    Our common stock is traded on the OTC Bulletin Board. The OTC Bulletin Board is not an exchange and, because trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange or Nasdaq, you may have difficulty reselling your securities.

Our common stock is subject to penny stock regulation.

    Our common stock is subject to regulations of the Securities and Exchange Commission relating to the market for penny stocks. These regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated with the penny stock market be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The regulations applicable to penny stocks may severely limit the market liquidity for our securities and could reduce your ability to sell your securities in the market.