Form 10QSB
period 2002-03-31
GSV INC
filed 2002-05-15
CIK 1051591

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

                                 Yes |X| No |_|

The number of shares of the Registrant's common stock, par value $.001 per share, outstanding on May 13, 2002 was 1,790,090 shares, excluding 168,600 shares of our common stock held in Treasury.






                           GSV, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-QSB




                                                                           Page
PART I.     FINANCIAL INFORMATION                                        Number
                                                                         ------



Item 1.     Financial Statements:

            Consolidated Balance Sheet                                        2

            Consolidated Statements of Operations for the
            Three Months ended March 31, 2002 and 2001                        3

            Consolidated Statements of Cash Flows for the
            Three Months ended March 31, 2002 and 2001                        4

            Notes to Consolidated Financial Statements                        5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                   11







PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                           GSV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002






         ASSETS
Current Assets:
     Cash and cash equivalents                                      $ 1,235,740
                                                                 --------------
       Total current assets                                           1,235,740
Investments                                                             115,000
Property and equipment, net                                             327,905
Other assets                                                             35,599
                                                                 --------------

       Total assets                                                 $ 1,714,244
                                                                 ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $    63,270
     Tenant security deposit                                             51,250
     Dividends payable                                                   40,800
                                                                 --------------
       Total current liabilities                                        155,320
                                                                 --------------

       Total liabilities                                                155,320
                                                                 --------------

Stockholders' equity:
     12% Series A Preferred stock, $.001 par
       value; 636,365 shares authorized;
       363,637 shares issued and outstanding                           380,000
     Common stock, $.001 par value; 75,000,000
       shares authorized; 1,958,690 issued;
       1,790,090 outstanding                                             1,959
     Additional paid-in capital                                     38,009,029
     Treasury stock                                                  (558,998)
     Accumulated deficit                                          (36,273,066)
                                                               --------------
       Total stockholders' equity                                   1,558,924
                                                               --------------

       Total liabilities and stockholders' equity                 $ 1,714,244
                                                               ==============



    The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.



                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                               Three Months Ended March 31,
                                        -----------------------------------
                                                2002                2001
                                        ---------------     ---------------

Sublease income                            $     50,629       $          --

Operating expenses:
     General and administrative                 150,415           1,031,000
                                        ---------------     ---------------
       Total operating expenses                 150,415           1,031,000
                                        ---------------     ---------------
Loss from operations before
       interest income                         (99,786)         (1,031,000)
Interest income, net                              4,872              33,000
                                        ---------------     ---------------
Loss from operations                           (94,914)           (998,000)
                                        ---------------     ---------------
Net loss                                   $   (94,914)       $   (998,000)
                                        ===============     ===============

Basic and diluted net loss
         per common share:
  Loss per common share from operations      $   (0.05)          $   (0.55)
                                        ===============     ===============

Weighted average common shares outstanding,
basic and diluted                             1,790,090           1,823,000
                                        ===============     ===============


    The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.





                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                               Three Months Ended March 31,
                                        -----------------------------------
                                                   2002                2001
                                        ----------------    ---------------

Cash flows from operating activities:
   Net loss                                $    (94,914)      $   (998,000)
   Adjustments to reconcile
   net loss to net cash from
   operating activities:
       Depreciation                               16,617             15,000
       Writedown of securities held for sale          --            700,000
       Increase (decrease) in cash from changes in:
          Prepaid expenses and other              25,000             58,000
          Other assets                                --              6,000
          Accounts payable                       (23,306)          (114,000)
          Deferred rent                               --            (42,000)
                                         ----------------    ---------------
               Net cash from
               operating activities              (76,603)          (375,000)
                                         ----------------    ---------------

Cash flows from investing activities:

Cash flows from financing activities:
     Issuance of preferred stock,
          net of offering costs                       --            380,000
     Purchase of treasury stock                       --            (45,000)
                                         ----------------    ---------------
               Net cash from
               financing activities                   --            335,000
                                         ----------------    ---------------

               Net decrease in cash              (76,603)           (40,000)

Cash and cash equivalents, beginning
      of period                                 1,312,343          2,333,000
                                         ----------------    ---------------

Cash and cash equivalents,
      end of period                           $ 1,235,740        $ 2,293,000
                                         ================    ===============


    The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.









                           GSV, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of the Business and Basis of Presentation

    Commencing in June 2001, GSV, Inc. and Subsidiaries ("the Company") changed the direction of its business. The business operations since June 2001 include the managing of the Company's existing real estate activities and the entering into of new business operations through an acquisition or merger. The Company has reviewed a number of opportunities but the Company has not yet completed a transaction.

    Prior to June 2001, the Company had sought to identify and develop Attractive early stage Internet companies in exchange for equity positions in such companies. In connection with this activity, the Company made investments in Fasturn, Inc., Weema Technologies, Inc., Telephone.com, Inc., MeetChina.com, Inc., and e-Commerce Solutions, Inc. The Company has since made substantial Write downs of its investments to more accurately reflect current market valuations, and the Company's investments do not represent a significant asset. The Company is presently investigating whether or not there are any business prospects through which material value can be realized from its investments.

    The information presented as of March 31, 2002 and for the three-month periods ending March 31, 2002 and 2001, is unaudited, but, in the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2002, the results of its operations fo r the three-month periods ended March 31, 2002 and 2001 and its cash flows for the three-month periods ended March 31, 2002 and 2001. The consolidated f inancial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. Results of operations for the period ended March 31, 2001 have been reclassified to conform to the current period presentation.



2.       Investments

    The Company has investments in five Internet-related companies which have been accounted f or using the cost method. During the quarter ended March 31, 2002, the Company recorded no charge to operations for any further impairment of these investments.

3.        Net Loss Per Common Share

     Basic and diluted net loss per common share is calculated by dividing Net loss per common share after effect of preferred stock dividends by the weighted average number of shares of common stock outstanding during the period as follows:



                                      For the Three Months Ended March 31,
-------------------------------------------------------------------------------
                                     2002                                 2001
      -----------------------------------------------     ----------------------------------
                                               Per                                  Per
                         Loss    Shares        Share       Loss       Shares       Share

Loss from operations  $ (94,914)  1,790,090    $(0.05)   $(998,000)   1,823,000    $(0.55)
Effect of preferred
   stock dividends          --                     --           --                      --
                     ----------  ----------  --------      --------   ----------    -------

Net loss available for common
shareholders         $ (94,914)    1,790,090   $(0.05)   $(4,756,000)  2,138,000    $(2.23)
                ===============  ===========    ======    ===========  =========   ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Commencing in June 2001, we changed the direction of our business. The business operations since June include the managing of our existing real estate activities and the entering into of new business operations through an acquisition or merger. We have reviewed a number of opportunities but we have not yet completed a transaction. A limiting factor has been the pending class action litigation brought against the Company. This class action lawsuit was recently dismissed with prejudice subject to the right of appeal by the plaintiffs. This right of appeal expired on April 18, 2002. We believe that because the litigation is no longer pending, our opportunities for completing successful business transactions will be greatly enhanced. However, we cannot assure you that such business opportunities will be available to us on acceptable terms, or at all.

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


Results of Operations

Three  Months  Ended  March 31, 2002 compared to Three Months Ended  March  31,
2001.

Sales: We sublet our former offices in Jersey City, New Jersey to Nekema.com Beginning in June 2001. Therefore, there were no sublease revenues reported during the quarter ended March 31, 2001. We earned $50,629 in sublease income during the first quarter of 2002, which includes gross rental revenue offset by rents paid.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative and management personnel, legal fees, and general corporate expenses. General and administrative expenses decreased by 85% or $880,585 to $150,415 in the first quarter of 2002 from $1,031,000 in the first quarter of 2001. General and administrative expenses in the prior period reflect both general corporate overhead, as well as a $700,000 write down of the Company's internet investments.

Interest income, net: Interest income decreased $28,128 to $4,872 in the first Quarter of 2002 from $33,000 in the first quarter of 2002. The decrease is Primarily the result of a decrease in average cash and cash equivalents, as well as a decrease in interest rates.

Net Losses: Loss from operations decreased by $903,086 from $998,000 in the First quarter of 2001, or ($0.55) per basic and diluted common share, to $94,914 in the first quarter of 2002, or ($0.05) per basic and diluted common share.

Liquidity and Capital Resources

Net cash used in operations was $76,603 and $375,000 for the three months ended March 31, 2002 and 2001, respectively, primarily as a result of a reduction in our overall activity. Current assets other than cash decreased $17,890 in the first quarter of 2002from $17,890 at March 31, 2001, to zero at March 31, 2002, reflecting the change in business focus resulting in lower levels of prepaid insurance.

Net cash provided by financing activities during the first three months of 2002 was $0 as compared to $335,000 in the same period of the prior year. Sources of cash during the first quarter 2001 were attributable to the sale of preferred stock, net of repurchases of common stock during the period.

We believe that our existing capital resources will enable us to maintain our Operations at existing levels for at least the next thirty-three months. The Sufficiency of the our capital resources is substantially dependent upon our Future acquisitions. Accordingly it is difficult to project our capital needs. However, we will evaluate potential acquisitions in terms of our then existing capital resources and the availability of additional debt or equity financing. There can be no assurance that any additional financing or other sources of Capital will be available to us upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on our business, financial condition and operating results.


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


Litigation

In March and April 2000, twelve purported class actions entitled Ames v. Cybershop, Ezeir v. Cybershop, Fuechtman v. Cybershop, Kaufman v. Cybershop, Goldenberg v. Cybershop, Marino v. Cybershop, Waldarman v. Cybershop, Page v. Cybershop, Young v. Cybershop, Johnson v. Cybershop, Hitzing v. Cybershop, and Gerber v. Cybershop were filed in the United States District Court for the District of New Jersey against GSV and certain of its current and former officers and directors. On April 25, 2001, lead counsel for the plaintiffs was designated and an amended complaint was filed. On May 18, 2001, a motion to dismiss was filed on behalf of the Company and all other defendants, and March 18, 2002, the United States District Court for the District of New Jersey dismissed, with prejudice, the consolidated class action complaint. No appeal was taken and the time to appeal has expired.





PART II.    OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


(a)  Exhibits - None

(b)  Reports on Form 8-K

     On March 22, 2002, we filed a report on Form 8-K announcing the dismissal, with prejudice, of a consolidated class action lawsuit alleging violation of the federal securities laws by GSV and three of its former officers and directors.




                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: May 14, 2002             By: /s/ Gilad Gat

                                   Gilad Gat
                                   Chief Executive Officer and
                                   President
                                   (Principal Executive Officer)


Date: May 14, 2002             By: /s/
                                   Harvey Doliner
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)




