Form 10QSB
period 2002-06-30
GSV INC
filed 2002-08-14
CIK 1051591

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                              Yes /x/  No / /

The number of shares of the Registrant's common stock, par value $.001 per share, outstanding on August 13, 2002 was 2,640,090 shares, excluding 168,600 shares of our common stock held in Treasury.



                           GSV, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-QSB

                                                                          Page
PART I.  FINANCIAL INFORMATION                                           Number
                                                                         ------

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of June 30, 2002
         (unaudited) and December 31, 2001                                  2

         Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 2002 and 2001 (unaudited)      3

         Consolidated Statements of Cash Flows for the
         Six Months ended June 30, 2002 and 2001 (unaudited)                4

         Notes to Consolidated Financial Statements                         5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8

PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                             11

Item 6.  Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                 12




PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                           GSV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                    June 30,        December 31,
                                                      2002             2001
                                                   (Unaudited)
                                                   -----------      ------------

     ASSETS
Current Assets:
     Cash and cash equivalents                   $    548,716      $  1,312,343
     Prepaid expenses and other
            current assets                             92,249            25,000
                                                  ------------      ------------
       Total current assets                           640,965         1,337,343
Investments                                           115,000           115,000
Investments - oil & gas wells                         762,500               ---
Property and equipment, net                           311,288           344,522
Other assets                                           35,599            35,599
                                                  ------------      ------------

      Total assets                               $  1,865,352      $  1,832,464
                                                  ============      ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                             $   112,805      $     86,575
     Tenant security deposit                           51,250            51,250
     Dividends payable                                 64,800            40,800
                                                  ------------      ------------
       Total current liabilities                      228,855           178,625
                                                   -----------      ------------

       Total liabilities                              228,855           178,625
                                                  ------------      ------------

Stockholders' equity:
     12% Series A Preferred stock, $0.001
       par value; 636,365 shares authorized;
       363,637 and 363,637 shares issued and
       outstanding, respectively                      380,000           380,000
     Common stock, $0.001 par value; 75,000,000
       shares authorized; 2,808,690 and 1,958,690
       issued, respectively; 2,640,090 and
       1,790,090 outstanding, respectively              2,809             1,959
     Additional paid-in capital                    38,220,679        38,009,029
     Treasury stock                                  (558,998)         (558,998)
     Accumulated deficit                          (36,407,993)      (36,178,151)
                                                  ------------      ------------
       Total stockholders' equity                   1,636,497         1,653,839
                                                  ------------      ------------

       Total liabilities and stockholders' equity $ 1,865,352      $  1,832,464
                                                  ============      ============


   The accompanying notes to the unaudited consolidated financial statements are an integral part of these balance sheets.


                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



================================================================================
                      Three Months Ended June 30,      Six Months Ended June 30,
--------------------------------------------------------------------------------
                         2002            2001           2002             2001
                     ------------   ------------    ------------    ------------
Sublease income     $    39,763     $    28,000     $    90,392     $    28,000
Oil and gas income       45,000             ---          45,000             ---
                    ------------     -----------    ------------    ------------
    Total revenues       84,763          28,000         135,392          28,000

Operating expenses:
General and
  administrative        200,747         786,000         351,162       1,123,000
                    ------------     -----------    ------------    ------------
    Total operating
       expenses         200,747         786,000         351,162       1,123,000
Loss from operations
 before interest
 income                (115,984)       (758,000)       (215,770)     (1,095,000)
Interest income, net      5,056          27,000           9,928          60,000
Writedown of
  investments               ---        (585,000)            ---      (1,285,000)
                    ------------    ------------    ------------    ------------
Loss from
  operations           (110,928)     (1,316,000)       (205,842)     (2,320,000)
                    ------------    ------------    ------------    ------------
Net loss            $  (110,928)    $(1,316,000)    $  (205,842)    $(2,320,000)
                    ------------    ------------    ------------    ------------
Preferred stock
  dividend               24,000             ---          24,000             ---
                    ------------    ------------    ------------    ------------
Net loss available
  to common
  shareholders      $  (134,928)    $(1,316,000)    $  (229,842)    $(2,320,000)
                    ============    ============    ============    ============

Basic and diluted net
  loss per common share:
 Loss per common share
 from operations    $     (0.07)    $     (0.73)    $     (0.12)    $     (1.27)
                    ============    ============    ============    ============
Weighted average common
 shares outstanding, basic
 and diluted          2,060,969       1,797,000       1,926,278       1,823,000
================================================================================


   The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.


                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                     Six Months Ended June 30,
                                                  -----------------------------
                                                      2002              2001
                                                 ------------      ------------

Cash flows from operating activities:
   Net loss                                     $   (229,842)     $ (2,320,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation                                   33,234            30,000
       Writedown of securities held for sale             ---         1,285,000
       Increase (decrease) in cash from changes in:
          Prepaid expenses and other                 (67,249)           41,000
          Other assets                                   ---            21,000
          Accounts payable                            26,230          (130,000)
          Deferred rent                                  ---           (42,000)
          Tenant security deposits                       ---            51,000
          Dividends payable                           24,000               ---
                                                  -----------       -----------
            Net cash from operating activities      (213,627)       (1,064,000)
                                                  -----------       -----------

Cash flows from investing activities:
     Purchases of property and equipment                 ---               ---
     Purchase of investments - oil & gas wells      (550,000)              ---
                                                  -----------       -----------
            Net cash from investing activities      (550,000)              ---

Cash flows from financing activities:
     Sale of preferred stock, net of costs               ---           380,000
     Purchase of treasury stock                          ---           (45,000)
                                                 ------------      ------------
            Net cash from financing activities           ---           335,000
                                                 ------------      ------------

               Net decrease in cash                 (763,627)         (732,000)

Cash and cash equivalents, beginning of period     1,312,343         2,333,000
                                                 ------------      ------------

Cash and cash equivalents, end of period        $    548,716      $  1,604,000
                                                 ============      ============


   The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.


                           GSV, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of the Business and Basis of Presentation


    Commencing in June 2001, GSV, Inc. and Subsidiaries ("the Company") changed the direction of its business. The business operations since June 2001 include entering into new business operations through acquisitions or mergers and managing existing investments including the recent oil and gas acquisitions.

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

    Effective June 1, 2002, the Company acquired working interests in two oil and gas wells in the state of Louisiana pursuant to an asset purchase agreement with Polystick U.S. Corp., a privately held New York corporation. The consideration consisted of $550,000 in cash and 850,000 shares of the Company's common stock valued at $0.25 per share. Additionally, the Company acquired an option, including a right of first refusal, to purchase other oil and gas properties held by Polystick U.S. Corp.

    Concurrent with the asset purchase agreement, the Company signed a managment agreement with Polystick U.S. Corp. to assist the Company in the management of its oil and gas working interests and the development of new oil and gas activities. The agreement is for one year with an annual consulting fee of $150,000, paid in monthly installments.

    The information presented as of June 30, 2002, and for the six-month periods ending June 30, 2002 and 2001, is unaudited, but, in the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2002, the results of its operations for the three and six -month periods ended June 30, 2002 and 2001 and its cash flows for the six-month periods ended June 30, 2002 and 2001. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.



2. Investments

    The Company has made investments in five internet companies, which have been accounted for using the cost method. During the quarter ended June 30, 2002, the Company recorded no charge to operations for any further impairment of these investments.

    As described above, the Company acquired working interests in two oil and gas wells effective June 1, 2002 for $550,000 in cash and common stock of the Company valued at $212,500, for a total investment of $762,500. The asset is depleted on a periodic basiss using the units of production method.

3. Stockholders' Equity

    Pursuant to the terms of the Asset Purchase Agreement with Polystick U.S. Corp. effective June 1, 2002, the Company issued 850,000 shares of common stock valued at a price of $.25 per share, the closing price on May 28, 2002, to Polystick U.S. Corp.

4. Proforma

    The following condensed financial information portays the effects of the acquisition of the working interests in the oil and gas wells as of March 1, 2001.

                                    Acquired
                      GSV, Inc.     Working Interest
                      12 months     10 months
                      ended         ended                           Proforma
                      December 31,  December 31,                    December 31,
                      2001          2001            Adjustments     2001
                      ------------  ------------    -----------     ------------

Current assets        $ 1,337,343   $311,324        $(550,000)  1   $ 1,098,667
Total assets          $ 1,832,464   $311,324        $ 115,500   1,2 $ 2,259,288
Current liabilities   $   178,625   $    ---        $     ---       $   178,625
Stockholders' equity  $ 1,653,839   $311,324        $ 115,500   1,2 $ 2,080,663
Revenues              $   127,219   $331,123        $     ---       $   458,342
Net loss              $(2,446,463)  $311,324        $ (97,000)  1   $(2,232,139)
Net loss per share    $     (1.36)  $    ---        $     ---       $     (1.24)

1 Purchase of working interest-$550,000 cash and $212,500 value of common stock

2 Depletion of reserves-$97,000 for the ten months ended December 31, 2001


                                    Acquired
                      GSV, Inc.     Working Interest
                      6 months      5 months
                      ended         ended                           Proforma
                      June 30,      May 31,                         June 30,
                      2002          2002            Adjustments     2002
                      ------------  ------------    -----------     ------------

Current assets        $   640,965   $228,147        $ 311,324   1   $ 1,180,436
Total assets          $ 1,865,352   $228,147        $ 125,324   1,2 $ 2,218,823
Current liabilities   $   228,855   $    ---        $     ---       $   228,855
Stockholders' equity  $ 1,636,497   $228,147        $ 125,324   1,2 $ 1,989,968
Revenues              $   135,392   $248,092        $     ---       $   383,484
Net loss              $  (229,842)  $228,147        $ (89,000)  2   $   (90,695)
Net loss per share    $     (0.12)  $    ---        $     ---       $     (0.05)

1 2001 effects of the transaction

2 Depletion of reserves-$89,000 for the five months ended May 31, 2002


5. Net Loss Per Common Share

    Basic and diluted net loss per common share is calculated by dividing net loss per common share after effect of adjustable common stock warrants, as explained below, by the weighted average number of shares of common stock outstanding during the period as follows:



                             For the Six Months Ended June 30,
               ----------------------------------------------------------------
                           2002                               2001
               -------------------------------   ------------------------------
                                      Per                                Per
                                      ---                                ---
                 Loss      Shares     Share       Loss       Shares      Share
               --------   --------   ------      ------      -------     ------

Loss from
 operations $  (205,842) 1,926,278  $(0.11)   $(2,320,000)  1,797,000   $(1.27)
Effect of
 preferred
 stock
 dividends      (24,000)             (0.01)           ---                   --
             ----------  --------- --------    -----------  ---------   -------

Net loss available
 for common shareholders
            $  (229,842) 1,926,278  $(0.12)   $(2,320,000)  1,797,000   $(1.27)
            ============ =========  =======   ============  =========   =======




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Commencing in June 2001, we changed the direction of our business. The business operations since June include entering into new business operations through acquisitions or mergers and managing existing investments including the recent oil and gas acquisitions. A limiting factor has been the pending class action litigation brought against the Company. This class action lawsuit was dismissed in March 2002 with prejudice subject to the right of appeal by the plaintiffs. This right of appeal expired on April 18, 2002. We believe that because the litigation is no longer pending, our opportunities for completing successful business transactions have been greatly enhanced. However, we cannot assure you that such opportunities will continue to be available to us on acceptable terms.

    Effective June 1, 2002, the Company acquired working interests in two oil and gas wells in the state of Louisiana pursuant to an asset purchase agreement with Polystick U.S. Corp., a privately held New York corporation. The consideration consisted of $550,000 in cash and 850,000 shares of the Company's common stock valued at $0.25 per share. Additionally, the Company acquired an option, including a right of first refusal, to purchase other oil and gas properties held by Polystick U.S. Corp.

    Concurrent with the asset purchase agreement, the Company signed a management agreement with Polystick U.S. Corp. to assist the Company in the management of its oil and gas working interests and the development of new oil and gas activities. The agreement is for one year with an annual consulting fee of $150,000, paid in monthly installments.

    In June 2001, we sublet to Nekema.com our former offices in Jersey City, New Jersey through December 31, 2008. Over the term of the 90-month sublease, we will realize revenue for the sublease, after commissions of approximately $167,000, of approximately $1,503,000.

    Prior to June 2001, we had sought to identify and develop attractive early stage internet companies in exchange for equity positions in such companies. In connection with this activity, we made investments in Fasturn, Inc., Weema Technologies, Inc., Telephone.com, Inc., MeetChina.com. Inc. and e-Commerce Solutions, Inc. We have since made substantial write downs of our investments to more accurately reflect current market valuations, and our investments do not represent a significant asset. As of December 31, 2001, our investments were valued at approximately 6.3% of the total value of our assets. We are presently investigating whether or not there is any way we can realize material value from these investments.




Results of Operations

Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001.

General and administrative: General and administrative expenses consisted primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, and general corporate expenses. General and administrative expenses decreased by 74%, or $585,253 to $200,747 in the second quarter of 2002 from $786,000 in the second quarter of 2001. The decrease from the prior period was primarily due to expenses related to the management transition that occurred in 2001, including $250,000 in severance payments and $167,000 in commissions related to the brokerage of the Company's sublease in 2001.

Interest income, net: Interest income decreased $21,944 to $5,056 in the second quarter of 2002 from $27,000 in the second quarter of 2001. The decrease was primarily the result of a decrease in average cash and cash equivalents.

Net Losses: Net loss decreased by $1,181,072 from $1,316,000 in the second quarter of 2001, or ($0.73) per basic and diluted common share, to $134,928 in the second quarter of 2002, or ($0.07) per basic and diluted common share. The decrease is due to the above described decrease in general and administrative expenses and the writedown of investments in 2001 totaling $585,000.

Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001.

General and administrative: General and administrative expenses consisted primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, and general corporate expenses. General and administrative expenses decreased by 69%, or $771,838 to $351,162 in the first six months of 2002 from $1,123,000 in the same period of 2001. The decrease in the current period is the result of the scaling back of operations and change in management focus.

Interest income, net: Interest income decreased $50,072 to $9,928 in the first six months of 2002 from $60,000 in the same period of 2001. The decrease is primarily the result of a decrease in average cash and cash equivalents.

Net Losses: Net loss decreased by $2,090,158 from $2,320,000 in the first six months of 2001, or ($1.27) per basic and diluted common share, to $229,842 in the same period of 2002, or ($0.12) per basic and diluted common share. The decreased loss was primarily due to no additional writedown of the Company's investments in its incubator stocks, which resulted in a six month charge to operations of $1,285,000 in 2001, as well as the decrease in general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operations decreased by 80%, or $850,373 to $213,627 for the six months ended June 30, 2002, from $1,064,000 for the six months ended June 30, 2001, primarily as a result of a reduction in our overall activity. Current assets other than cash increased by $67,249 from $25,000 at December 31, 2001, to $92,249 at June 30, 2002, reflecting an increase in prepaid insurance premiums, due to higher premiums, and oil and gas revenue receivable. Accounts payable and dividends payable increased by $50,230 due to the accrual of the first half of the preferred stock dividend and the payables related to insurance premiums and the management agreement.


Net cash used in investing activities increased by $550,000 due to the purchase of oil and gas wells in 2002.

Net cash provided by financing activities during the first six months of 2002 was $0 as compared to $335,000 in the same period of the prior year. Sources of cash during the first six months of 2001 were attributable to the sale of preferred stock, net of repurchases of common stock during the period.

We believe that our existing capital resources will enable us to maintain our operations at existing levels for at least the next twenty-four months. The sufficiency of our capital resources is substantially dependent upon our future acquisitions. Accordingly, it is difficult to project our capital needs. However, we will evaluate potential acquisitions in terms of our then existing capital resources and the availability of additional debt or equity financing. There can be no assurance that any additional financing or other sources of capital will be available to us upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on our business, financial condition and operating results.

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









PART II.    OTHER INFORMATION

Item 2. Changes in Securities

The following table sets forth certain information with respect to our issuance of certain securities during the three months ended June 30, 2002, without registration of such securities under the Securities Act:

Securities                                             Exemption     Use of
Sold          Date Sold	    Purchaser   Consideration  Claimed       Proceeds
-----------   ------------  ---------   -------------  ------------  --------
850,000       June 1, 2002  Polystick   Acquisition of Section 4(2)  We did not
shares of                   U.S. Corp.  oil and gas                  receive cash
common stock                            properties in                proceeds for
                                        Louisiana                    these
                                                                     securities

Item 6. Exhibits and Reports on Form 8-K


(a)  Exhibits - None

(b)  Reports on Form 8-K

     On June 5, 2002, we filed a report on Form 8-K announcing the purchase of interests in oil and gas wells in Louisiana. We filed an amendment to the report on August 12, 2002.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: August 14, 2002             By: /s/ Gilad Gat

                                   Gilad Gat
                                   Chief Executive Officer and
                                   President
                                   (Principal Executive Officer)


Date: August 14, 2002             By: /s/ Harvey Doliner

                                   Harvey Doliner
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)




