Form 10QSB/A
period 2002-06-30
GSV INC
filed 2002-08-16
CIK 1051591

FORM 10-QSB/A

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


      The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002, as set forth in the pages attached hereto:

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

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

    In June 2001, we sublet to Nekema.com our former offices in Jersey City, New Jersey through December 31, 2008. Over the term of the 90-month sublease, we will realize revenue for the sublease, after commissions of approximately $167,000, of approximately $1,503,000. We have been informally advised of potential difficulties with Nekema.com. The rent for the sublet is guaranteed through May 2003. If Nekema.com defaults on the sublease and becomes insolvent, after May 2003 we would have to obtain another tenant and would have to absorb the cost of the lease.

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

Forward-Looking Statements:

Some of the statements in this report are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions that are not statements of historical fact. You can identify these statements by the following words:

      - "may"
      - "will"
      - "should"
      - "estimates"
      - "plans"
      - "expects"
      - "believes"
      - "intends"

and similar expressions. We cannot guarantee our future results, performance or achievements. Our actual results and the timing of corporate events may differ significantly from the expectations discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward- looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, the risk described in Exhibit
99.1 to this report, including our limited operating history, history of losses, need to raise additional capital, the high risk nature of our business and our dependence on a few managed medical groups, as well as our ability to protect our intellectual property rights.

PART II.    OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


(a)  Exhibits-

      99.1 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K

     On June 5, 2002, we filed a report on Form 8-K announcing the purchase of interests in oil and gas wells in Louisiana. We filed an amendment to the report on August 12, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.



Date: August 15, 2002             By: /s/ Gilad Gat


                                    Gilad Gat
                                    Chief Executive Officer and
                                    President
                                    (Principal Executive Officer)



Date: August 15, 2002             By: /s/ Harvey Doliner


                                   Harvey Doliner
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)