Form 10QSB
period 2002-09-30
GSV INC
filed 2002-11-13
CIK 1051591

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                              Yes /x/  No / /

The number of shares of the Registrant's common stock, par value $.001 per share, outstanding on November 11, 2002 was 2,640,090 shares, excluding 168,592 shares of our common stock held in Treasury.



                           GSV, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-QSB

                                                                          Page
PART I.  FINANCIAL INFORMATION                                           Number
                                                                         ------

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 2002
         (unaudited) and December 31, 2001                                  2

         Consolidated Statements of Operations for the
         Three and Nine Months Ended September 30, 2002
         and 2001 (unaudited)                                               3

         Consolidated Statements of Cash Flows for the
         Nine Months ended September 30, 2002 and 2001 (unaudited)          4

         Notes to Consolidated Financial Statements                         5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8

Item 3.  Controls and Procedures                                           10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 11

Item 2.  Changes in Securities                                             11

Item 6.  Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                 12

CERTIFICATIONS                                                             13


PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                           GSV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                  September 30,    December 31,
                                                      2002              2001
                                                   (Unaudited)
                                                  -------------    ------------

     ASSETS
Current Assets:
     Cash and cash equivalents                   $    569,493      $  1,312,343
     Prepaid expenses and other
            current assets                            113,603            25,000
                                                  ------------      ------------
       Total current assets                           683,096         1,337,343
Investments                                            65,000           115,000
Investments - oil & gas wells, net                    722,303               ---
Property and equipment, net                           294,671           344,522
Other assets                                           35,599            35,599
                                                  ------------      ------------

      Total assets                               $  1,800,669      $  1,832,464
                                                  ============      ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                             $    93,968      $     86,575
     Tenant security deposit                           51,250            51,250
     Dividends payable                                 64,800            40,800
                                                  ------------      ------------
       Total current liabilities                      210,018           178,625
                                                   -----------      ------------

       Total liabilities                              210,018           178,625
                                                  ------------      ------------

Stockholders' equity:
     12% Series A Preferred stock, $0.001
       par value; 636,365 shares authorized;
       363,637 and 363,637 shares issued and
       outstanding, respectively                      380,000           380,000
     Common stock, $0.001 par value; 75,000,000
       shares authorized; 2,808,682 and 1,958,690
       issued, respectively; 2,640,090 and
       1,790,090 outstanding, respectively              2,809             1,959
     Additional paid-in capital                    38,220,679        38,009,029
     Treasury stock                                  (558,998)         (558,998)
     Accumulated deficit                          (36,453,839)      (36,178,151)
                                                  ------------      ------------
       Total stockholders' equity                   1,590,651         1,653,839
                                                  ------------      ------------

       Total liabilities and stockholders' equity $ 1,800,669      $  1,832,464
                                                  ============      ============


   The accompanying notes to the unaudited consolidated financial statements are an integral part of these balance sheets.


                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



================================================================================
                    Three Months Ended              Nine Months Ended
                    September 30,                   September 30,
--------------------------------------------------------------------------------
                         2002            2001           2002             2001
                     ------------   ------------    ------------    ------------
Sublease income     $    51,638     $    49,000     $   142,030     $    77,000
Oil and gas income       51,563             ---          96,563             ---
                    ------------     -----------    ------------    ------------
    Total revenues      103,201          49,000         238,593          77,000

Operating expenses:
General and
  administrative        176,078         128,000         527,240       1,251,000
                    ------------     -----------    ------------    ------------
    Total operating
       expenses         176,078         128,000         527,240       1,251,000
Loss from operations
 before other income
 and expense            (72,877)        (79,000)       (288,647)     (1,174,000)
Interest income, net      2,031          15,000          11,959          75,000
Writedown of
  investments           (20,000)            ---         (20,000)     (1,285,000)
Gain on sale             45,000             ---          45,000             ---
                    ------------    ------------    ------------    ------------

Net loss            $   (45,846)    $   (64,000)    $  (251,688)    $(2,384,000)
                    ------------    ------------    ------------    ------------
Preferred stock
  dividend                  ---             ---          24,000             ---
                    ------------    ------------    ------------    ------------
Net loss available
  to common
  shareholders      $   (45,846)    $   (64,000)    $  (275,688)    $(2,384,000)
                    ============    ============    ============    ============

Basic and diluted net
  loss per common share:
 Loss per common share
 from operations    $     (0.02)    $     (0.04)    $     (0.13)    $     (1.32)
                    ============    ============    ============    ============
Weighted average common
 shares outstanding, basic
 and diluted          2,640,090       1,797,000       2,166,830       1,808,000
================================================================================


   The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.


                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      2002              2001
                                                 ------------      ------------

Cash flows from operating activities:
   Net loss                                     $   (275,688)     $ (2,384,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation                                   49,851            45,000
       Depletion                                      40,197               ---
       Gain on sale of investments                   (45,000)              ---
       Writedown of securities held for sale          20,000         1,285,000
       Increase (decrease) in cash from changes in:
          Prepaid expenses and other                 (88,603)           58,000
          Other assets                                   ---            21,000
          Accounts payable                             7,393          (257,000)
          Deferred rent                                  ---           (42,000)
          Tenant security deposits                       ---            51,000
          Dividends payable                           24,000               ---
                                                  -----------       -----------
            Net cash from operating activities      (267,850)       (1,223,000)
                                                  -----------       -----------

Cash flows from investing activities:
     Purchases of property and equipment                 ---               ---
     Proceeds from sale of investments                75,000               ---
     Purchase of investments - oil & gas wells      (550,000)              ---
                                                  -----------       -----------
            Net cash from investing activities      (475,000)              ---

Cash flows from financing activities:
     Sale of preferred stock, net of costs               ---           380,000
     Purchase of treasury stock                          ---           (45,000)
                                                 ------------      ------------
            Net cash from financing activities           ---           335,000
                                                 ------------      ------------

               Net decrease in cash                 (742,850)         (888,000)

Cash and cash equivalents, beginning of period     1,312,343         2,333,000
                                                 ------------      ------------

Cash and cash equivalents, end of period        $    569,493      $  1,445,000
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

    The information presented as of September 30, 2002, and for the nine-month periods ending September 30, 2002 and 2001, is unaudited, but, in the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2002, the results of its operations for the three and nine-month periods ended September 30, 2002 and 2001 and its cash flows for the nine-month periods ended September 30, 2002 and 2001. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.



2. Investments

    The Company has made investments in five internet companies, which have been accounted for using the cost method. During the quarter ended September 30, 2002, the Company recorded a charge to operations of $20,000 for further impairment of these investments. During the quarter ended September 30, 2002, the Company surrendered 600,000 shares of preferred stock in one of the internet companies in exchange for $75,000, paid in three installments, and 358,000 shares of common stock, representing a 5% ownership interest in the company. A gain of $45,000 was recognized on the surrender.

    As described above, the Company acquired working interests in two oil and gas wells effective June 1, 2002 for $550,000 in cash and common stock of the Company valued at $212,500, for a total investment of $762,500. The asset is depleted on a periodic basis using the units of production method. Depletion expense for the quarter ended September 30, 2002 was $40,197.

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

4. Net Loss Per Common Share

    Basic and diluted net loss per common share is calculated by dividing net loss per common share after effect of adjustable common stock warrants, as explained below, by the weighted average number of shares of common stock outstanding during the period as follows:



                             For the Nine Months Ended September 30,
               ----------------------------------------------------------------
                           2002                               2001
               -------------------------------   ------------------------------
                                      Per                                Per
                                      ---                                ---
                 Loss      Shares     Share       Loss       Shares      Share
               --------   --------   ------      ------      -------     ------

Loss from
 operations $  (251,688) 2,166,830  $(0.12)   $(2,384,000)  1,808,000   $(1.32)
Effect of
 preferred
 stock
 dividends      (24,000)             (0.01)           ---                   --
             ----------  --------- --------    -----------  ---------   -------

Net loss available
 for common shareholders
            $  (275,688) 2,166,830  $(0.13)   $(2,384,000)  1,808,000   $(1.32)
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

    Effective June 1, 2002, the Company acquired working interests in two oil and gas wells in the state of Louisiana pursuant to an asset purchase agreement with Polystick U.S. Corp., a privately held New York corporation. The consideration consisted of $550,000 in cash and 850,000 shares of the Company's common stock valued at $0.25 per share. Additionally, the Company acquired a one-year option, including a right of first refusal, to purchase other oil and gas properties held by Polystick U.S. Corp.

    Concurrent with the asset purchase agreement, the Company signed a management agreement with Polystick U.S. Corp. to assist the Company in the management of its oil and gas working interests and the development of new oil and gas activities. The agreement is for one year with an annual consulting fee of $150,000, paid in monthly installments.

    In June 2001, we sublet to Nekema.com our former offices in Jersey City, New Jersey through December 31, 2008. The rent on the sublease is guaranteed by Lumbermens Mutual Casualty Company, d/b/a Kemper Insurance Company until May 2003. In September 2002 Nekema ceased business operations and defaulted on the sublease. Kemper Insurance Company has made all payments of rent due under the sublease through the date of this filing. We are actively seeking a replacement subtenant for the property. If we are unable to find a subtenant, unless we are able to negotiate a settlement with the landlord we will be obligated to pay rent on the space until our lease expires in December 2008. The aggregate rent for the period June 2003 through December 2008 is $995,668.

    Prior to June 2001, we had sought to identify and develop attractive early stage internet companies in exchange for equity positions in such companies. In connection with this activity, we made investments in Fasturn, Inc., Weema Technologies, Inc., Telephone.com, Inc., MeetChina.com. Inc. and e-Commerce Solutions, Inc. We have since made substantial write downs of our investments to more accurately reflect current market valuations, and our investments do not represent a significant asset. As of September 30, 2002, our investments were valued at approximately 3.6% of the total value of our assets. We are presently investigating whether or not there is any way we can realize material value from these investments.




Results of Operations

Three  Months   Ended  September  30, 2002  compared  to  Three   Months  Ended
September 30, 2001.

Revenues: Revenues for the quarter increased by $54,201 over the corresponding period of the preceding year due to a full quarter of oil and gas activity.

General and administrative: General and administrative expenses consisted primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, and general corporate expenses. General and administrative expenses increased by 38%, or $48,078 to $176,078 in the third quarter of 2002 from $128,000 in the third quarter of 2001. The increase from the prior period was primarily due to depletion of the investment in oil and gas wells and a $25,000 performance bonus paid to the Chief Executive Officer.

Interest income, net: Interest income decreased $12,969 to $2,031 in the third quarter of 2002 from $15,000 in the third quarter of 2001. The decrease was primarily the result of a decrease in average cash and cash equivalents.

Net Losses: Net loss decreased by $18,154 from $64,000 in the third quarter of 2001, or ($0.04) per basic and diluted common share, to $45,846 in the third quarter of 2002, or ($0.02) per basic and diluted common share. The decrease is due to revenue from the oil and gas wells offset by the depletion expense.

Nine   Months   Ended  September  30,  2002  compared  to  Nine   Months  Ended
September 30, 2001.

Revenues: Revenues for the nine months ended September 30, 2002 increased by 210% or $161,593, to $238,593 in the first nine months of 2002 from $77,000 in the same period of 2001, due to increased sublease income and the addition of oil and gas activity from June 2002. During the months of August and September of 2002, production from the Company's oil and gas wells was lower than anticipated as a result of work being conducted in the wells necessitated by excess water in the wells and from severe weather. The water damage has been controlled and the Company has not recorded any impairment charge in its oil and gas reserves beyond that related to production depletion.

General and administrative: General and administrative expenses consisted primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, and general corporate expenses. General and administrative expenses decreased by 58%, or $723,760, to $527,240 in the first nine months of 2002 from $1,251,000 in the same period of 2001. The decrease in the current period is the result of the scaling back of operations and change in management focus.

Interest income, net: Interest income decreased $63,041 to $11,959 in the first nine months of 2002 from $75,000 in the same period of 2001. The decrease is primarily the result of a decrease in average cash and cash equivalents.

Net Losses: Net loss decreased by $2,132,312 from $2,384,000 in the first nine months of 2001, or ($1.32) per basic and diluted common share, to $275,688 in the same period of 2002, or ($0.13) per basic and diluted common share. The decreased loss was primarily due to a smaller additional writedown of the Company's investments in its incubator stocks, which resulted in a nine month charge to operations of $1,285,000 in 2001 versus a nine month charge of $20,000 in 2002, as well as the decrease in general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operations decreased by 78%, or $955,150, to $267,850 for the nine months ended September 30, 2002, from $1,223,000 for the nine months ended September 30, 2001, primarily as a result of a reduction in our overall activity. Current assets other than cash increased by $88,603 from $25,000 at December 31, 2001, to $113,603 at September 30, 2002, reflecting an increase in prepaid insurance premiums, due to higher premiums, a receivable for the third installment on the surrender of preferred stock and oil and gas revenue receivable. Accounts payable and dividends payable increased by $31,393 due to the accrual of the first half of the 2002 preferred stock dividend and the payables related to insurance premiums and the management agreement.


Net cash used in investing activities increased by $475,000 due to the purchase of oil and gas wells in 2002, offset by the proceeds received from the surrender of the preferred stock.

Net cash provided by financing activities during the first nine months of 2002 was $0 as compared to $335,000 in the same period of the prior year. Sources of cash during the first nine months of 2001 were attributable to the sale of preferred stock, net of repurchases of common stock during the period.

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


Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.




PART II.    OTHER INFORMATION


Item 1. Legal Proceedings

See the discussion under the caption "Litigation" in Part 1, Item 2 of the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 2002 regarding certain class action litigation against the Company that was dismissed with prejudice and as to which the time to appeal has expired.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits -
     99.1 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     On October 1, 2002, we filed a report on Form 8-K announcing the resignations of Harvey A. Doliner from the Board of Directors of GSV, Inc. and as Chief Financial Officer and Walter M. Epstein from the Board of Directors of GSV, Inc.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: November 13, 2002    By: /s/ Gilad Gat

                                   Gilad Gat
                                   Chief Executive Officer and President
                                   (Principal Executive Officer)
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)




                                CERTIFICATIONS



I, Gilad Gat, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GSV, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented   in   this   quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: November 13, 2002                                      By: /s/ Gilad Gat

                                                                     Gilad Gat
                                                       Chief Executive Officer
                                                       Chief Financial Officer


