Form 10KSB
period 2002-12-31
GSV INC
filed 2003-03-31
CIK 1051591

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                    F O R M  10-KSB
[X]   ANNUAL REPORT UNDER SECTION l3 OR l5(d) OF
	THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 2002
	OR

[  ]   TRANSITION REPORT UNDER SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

                       Commission file number 000-23901

                                  GSV, INC.
               (Name of small business issuer in its charter)

           Delaware                                   13-3979226
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

                    191 Post Road West, Westport, CT     06880
                (Address of principal executive offices)   (Zip Code)

       Registrant's telephone number, including area code:  (203) 221-2690

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

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

     X  Yes       No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for the year ended December 31, 2002 were $334,400.

     The aggregate market value of our voting common equity held by non-affiliates on March 17, 2003, was approximately $188,918. On such date, the last sale price of our common stock was $ 0.14 per share. While such market value excludes the market value of shares that may be beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

     As of March 31, 2003, there were 2,640,090 shares of common stock outstanding, excluding 168,600 shares of our common stock held in Treasury.


Transitional Small Business Disclosure Format (check one)

      Yes     No  x

PART I


Item 1.  Description of Business.

Commencing in June 2001, GSV, Inc. and Subsidiaries changed the direction of its business. Our business operations since June 2001 include entering into new business operations through acquisitions or mergers and managing existing investments including the recent oil and gas acquisitions.

Prior to June 2001, we had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. In connection with this activity, we made investments in Fasturn, Inc., Weema Technologies, Inc., Telephone.com, Inc., MeetChina.com, Inc., and e-Commerce Solutions, Inc. We have since made substantial write downs of our investments to more accurately reflect current market valuations, and our investments do not represent a significant asset. In September 2002 we restructured our investment in Telephone.com, Inc. and received $75,000 in cash and 358,000 shares of common stock of Telephone.com, Inc. in exchange for our 600,000 shares of Series A Preferred Stock of Telephone.com, Inc. We are presently investigating whether or not there are any business prospects through which material value can be realized from our remaining Internet investments.

Effective June 1, 2002, we acquired working interests in two oil and gas wells in the State of Louisiana pursuant to an asset purchase agreement with Polystick U.S. Corp., a privately held New York corporation. Additionally, we acquired an option, including a right of first refusal, to purchase other oil and gas properties held by Polystick. The consideration consisted of $550,000 in cash and 850,000 shares of our common stock valued at $0.25 per share.

Concurrent with the asset purchase agreement, we signed a management agreement with Polystick to assist us in the management of our oil and gas working interests and the development of new oil and gas activities. The agreement is for one year with an annual consulting fee of $150,000, payable in monthly installments.

In June 2001 we sublet our former offices in Jersey City, New Jersey to Nekema.com through December 31, 2008. In September 2002 Nekema.com ceased business operations and defaulted on the sublease. The rent on the sublease is guaranteed by Lumbermens Mutual Casualty Company, d/b/a Kemper Insurance Company, until May 2003. Kemper Insurance Company has made all payments of rent due under the sublease from October 2002 through April 2003, totaling $120,487.50. We are actively seeking a replacement subtenant for the property. If we are unable to find a subtenant or negotiate a settlement with the landlord we will be obligated to pay rent on the space until the lease expires in December 2008. The aggregate rent for the period June 2003 through December 2008 is approximately $996,000.

     Our principal executive offices are located at 191 Post Road West, Westport, Connecticut 06880.

     As of December 31, 2002, we had one full-time employee (including management). Our employee is not represented by any collective bargaining organization. We have never experienced work stoppage and we consider relations with our employee to be good.

Item 2.     Properties.

Our corporate headquarters are located at 191 Post Road West, Westport, Connecticut 06880. We lease approximately 150 square feet of office space at these facilities at a cost of $1,424 per month. We have a revolving six-month lease. We believe that our existing facilities are adequate for our current requirements and that additional space can be obtained to meet our requirements for the foreseeable future.

     Wells and acreage: At March 31, 2003, we owned non-operated working interests in 2 producing wells on 746 gross (21 net) acres covered by state leases in Assumption Parish, Louisiana. The properties are operated by Southwestern Energy Production Company. The wells are primarily gas producing. For the period June 1, 2002 (the acquisition date) to December 31, 2002, the wells produced 43,000 gross, 862 net barrels of oil at an average price of $27.10 per barrel, and 1,919,000 mcf gross, 38,000 mcf net natural gas at an average price of $3.60/mcf. We pay Southwestern Energy Production Company a monthly fee to support production costs.

     We have not reported to, nor filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of its last fiscal year. We did not participate in the drilling of any wells during fiscal 2002. For additional information, see Notes 3 and 10 of Notes to Consolidated Financial Statements.

Item 3.     Legal Proceedings.

          None

Item 4.          Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5.          Market for Registrant's Common Equity and Related
Stockholder Matters.

Market Information

     Our common stock began trading on The Nasdaq Stock Market (National Market) on March 23, 1998, under the symbol "CYSP." On November 1, 2000, we began trading on The Nasdaq SmallCap Market, under the symbol "GSVI." Effective December 13, 2000, our trading symbol was changed from "GSVI" to "GSVIC," reflecting our failure to maintain the minimum $1.00 per share bid price required. Our common stock was subsequently delisted from The Nasdaq SmallCap Market on March 14, 2001 and is currently trading on the OTC Bulletin Board under the symbol "GSVI."

     The following table sets forth the range of high and low sales prices for shares of common stock for the first quarter of 2001 as reported by Nasdaq and for the last three fiscal quarters of 2001 and each fiscal quarter of 2002 as reported on the OTC Bulletin Board.


Fiscal Year                            2002               2001
                                    High     Low          High     Low
                                   ------   ------      ------    ------
First Quarter                     $0.30     $0.03       $1.03     $0.19
Second Quarter                    $0.29     $0.10       $0.56     $0.25
Third Quarter                     $0.25     $0.08       $0.31     $0.15
Fourth Quarter                    $0.14     $0.06       $0.30     $0.08
January 1, 2003
through March 27, 2003            $0.14     $0.06

Our common stock trades only sporadically. The public market for our common stock is limited and you should not assume that these quotations reflect prices that you might be able to obtain in actual market transactions or in transactions involving substantial numbers of shares.

As of March 24, 2003, there were 133 holders of record of our common stock.

We did not sell any of our securities without registration under the Securities Act of 1933 during the fourth quarter of 2002.

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

Prior to June 2001, we had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. In connection with this activity, we made investments in Fasturn, Inc., Weema Technologies, Inc., Telephone.com, Inc., MeetChina.com, Inc., and e-Commerce Solutions, Inc. We have since made substantial write downs of our investments to more accurately reflect current market valuations, and our investments do not represent a significant asset. In September 2002 we restructured our investment in Telephone.com, Inc. and received $75,000 in cash and 358,000 shares of common stock of Telephone.com, Inc. in exchange for our 600,000 shares of Series A Preferred Stock of Telephone.com, Inc. We are presently investigating whether or not there are any business prospects through which material value can be realized from our remaining Internet investments.

Effective June 1, 2002, we acquired working interests in two oil and gas wells in the state of Louisiana pursuant to an asset purchase agreement with Polystick U.S. Corp., a privately held New York corporation. Additionally, we acquired an option, including a right of first refusal, to purchase other oil and gas properties held by Polystick. The consideration consisted of $550,000 in cash and 850,000 shares of the Company's common stock valued at $0.25 per share.

Concurrent with the asset purchase agreement, we signed a management agreement with Polystick pursuant to which Polystick agreed to assist us in the management of our oil and gas working interests and the development of new oil and gas activities. The agreement is for one year with an annual consulting fee of $150,000, payable in monthly installments.

In June 2001 we sublet our former offices in Jersey City, New Jersey to Nekema.com through December 31, 2008. In September 2002 Nekema.com ceased business operations and defaulted on the sublease. The rent on the sublease is guaranteed by Lumbermens Mutual Casualty Company, d/b/a Kemper Insurance Company, until May 2003. Kemper Insurance Company has made all payments of rent due under the sublease from October 2002 through April 2003, totaling $120,487.50. We are actively seeking a replacement subtenant for the property. If we are unable to find a subtenant or negotiate a settlement with the landlord we will be obligated to pay rent on the space until the lease expires in December 2008. The aggregate rent for the period June 2003 through December 2008 is approximately $996,000.

Results of Operations

Year Ended December 31, 2002 compared to Year Ended December 31, 2001.

Revenue: Revenue consisted of royalty payments from our working interests in two oil and gas wells in the state of Louisiana and rent payments on the space in Jersey City sublet to Nekema.com. Revenues increased by 207,181, or 162.9%, to $334,400 in 2002 from $127,219 in 2001, primarily because of the addition of revenues from the interests in the oil and gas wells.

General and administrative: General and administrative expenses consisted primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, and general corporate expenses. General and administrative expenses decreased by 45.6%, or $609,011 to $725,333 in the year ended December 31, 2002 from $1,334,344 in the prior year. The decrease in the current period is the result of decreased wages and an insurance settlement received by the Company in 2002.

Interest income, net: Interest income decreased by 84.0%, or $71,371 to $13,546 in the year ended December 31, 2002 from $84,917 in the prior year. The decrease is primarily the result of a decrease in average cash and cash equivalents.

Net Losses: Loss from operations decreased by 62.1%, or $1,574,388, to $831,275 in the year ended December 31, 2002, or ($0.36) per basic and diluted common share, from $2,405,663 in the prior year, or ($1.34) per basic and diluted common share. The decreased loss was primarily due to the change in operations and a smaller writedown on investments, as well as increased revenues. The Company invested in two oil and gas wells, increasing revenue. Net loss available to common shareholders in the year ended December 31, 2002 was $879,275, or ($0.38) per basic and diluted common share, as compared to $2,446,463 or ($1.36) in the prior year.

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

Liquidity and Capital Resources

     Net cash used in operations decreased 83.4%, or $1,081,017, from $1,294,893 in the year ended December 31, 2001 to $213,876 in the year ended December 31, 2002. The decrease is primarily due to lower general and administrative expenses in 2002 and to our efforts in 2001 to settle outstanding accounts payable.

     Net cash provided by investing activities during the year ended December 31, 2002 was $(475,000), as compared to $12,100 in the prior year. The decrease is due to investments in two oil and gas wells offset by proceeds from the disposal of investments.

     Net cash provided by financing activities during the year ended December 31, 2002 was $(25,000), as compared to $262,136 in the prior year. Sources of cash during the prior period were from the sale of preferred stock, while uses in the current year were the payment of a portion of the preferred stock dividend.

     We believe that our existing capital resources will enable us to maintain our operations at existing levels for at least the next 36 months. We are, however, currently considering the funding requirements associated with our business plan, including the need for additional debt and/or equity financing. Since our current business activities include managing our existing oil and gas interests and entering into new business operations through acquisitions or mergers, it is difficult to project our capital needs. However, we will evaluate potential investments in terms of our then existing capital resources and the availability of additional debt or equity financing and will ultimately decide on an investment according to the sufficiency of those resources to fund the potential investment as well as continuing operating requirements. We cannot assure you that any additional financing or other sources of capital will be available to us upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on our business, financial condition and operating results, and could significantly slow the pace of development of our business operations.

Forward-Looking Statements:

Some of the statements in this report are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions that are not statements of historical fact. You can identify these statements by the following words:

-     "may"
-     "will"
-     "should"
-     "estimates"
-     "plans"
-     "expects"
-     "believes"
-     "intends"

and similar expressions. We cannot guarantee our future results, performance or achievements. Our actual results and the timing of corporate events may differ significantly from the expectations discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, the risk described in Exhibit 99.1 to this report, including our limited operating history, history of losses, need to raise additional capital and the high risk nature of our business.

Item 7.  Financial Statements.

     The financial statements required by Item 7 are included in this report beginning on page F-1.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

     There have been no changes in or disagreement with our principal independent accountants on accounting and financial disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a) of The Exchange Act

     Our directors and executive officers are as follows:

Name                    Age     Title

Gilad Gat               39      Chairman, Chief Executive Officer, Chief
                                Financial Officer and Director

Yoav Bitter             37      Director


GILAD GAT has served as President, Chief Executive Officer and Chairman of the Board of the Company since May 2001 and as Chief Financial Officer since September 30, 2002. Mr. Gat was the President and a director of Brooks Station Holdings, Inc., a private investment corporation, from February 2001 to December 2002. Since 1996, Mr. Gat has been a self-employed entrepreneur. Prior to 1996, Mr. Gat held various positions in the banking industry in Israel. Mr. Gat holds a BA in economics and an MBA from the Hebrew University in Jerusalem.

YOAV BITTER has served as a director of the Company since May 2001. Since December 1999, Mr. Bitter has served as Executive Vice President of Strategic Business Development of ElephantX Online Securities LLC, an internet financial services company, which he co-founded. Prior to founding ElephantX, Mr. Bitter was a partner at Hambro America Securities, Inc., a private equity investment corporation. Mr. Bitter holds a B.A. in economics from Queens College and an M.B.A. with honors (Beta Gamma Sigma) from Zicklin School of Business, Baruch College.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors and holders of more than 10% of our common stock (collectively "Reporting Persons") to file reports of initial ownership, ownership and changes in ownership of the common stock with the Securities and Exchange Commission within certain time periods and to furnish the Company with copies of all such reports. Based solely on our review of copies of such reports furnished to us by such Reporting Persons or on the written representations of such Reporting Persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended December 31, 2002, all of the Reporting Persons complied with their Section 16(a) filing requirements.

Item 10.  Executive Compensation

     The following table sets forth the aggregate compensation paid to or accrued by us or our subsidiaries during each of the last three fiscal years reflecting all compensation awarded to, earned by or paid by us to our President and Chief Executive Officer, Gilad Gat, and to Jeffrey S. Tauber, our former Chief Executive Officer. Mr. Tauber resigned as Chief Executive Officer in May 2001. Other than Mr. Tauber and Mr. Gat, no executive officer received an annual base salary and bonus compensation exceeding $100,000 during the fiscal years ended December 31, 2001 and 2002.

                Annual Compensation                    Long-Term Compensation

Name &                                         Other        Securities
Principal                                     Annual        Underlying
Position     Year      Salary      Bonus   Compensation      Options

Gilad Gat(1)  2002   $120,000     $ 30,000      -                 -
              2001   $ 93,500          -        -              20,000

Jeffrey
Tauber(2)     2001   $104,167          -     $250,000(2)          -
              2000   $250,000          -         -                -



_____________________________________________________
(1) Mr. Gat became President on May 4, 2001.  Mr. Gat's annual salary is
    $120,000.
(2) Mr. Tauber resigned on May 4, 2001. Mr. Tauber received a severance payment of $250,000.


Stock Option Exercises and Holdings

     Our executive officers did not exercise any options in 2002. The following table sets forth the number of shares of common stock underlying unexercised options held by our executive officers as of December 31, 2002. At December 31, 2002, none of our executive officers held any "in-the-money" stock options.




                                           Number of Securities Underlying
                                               Unexercised Options at
                                                  December 31, 2002
   Name                                       Exercisable/Unexercisable

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

Directors' Compensation

     All directors are reimbursed for certain expenses in connection with attendance at Board of Directors and Committee meetings. Directors are eligible to be granted options to purchase common stock of the Company under the GSV, Inc. 1998 Stock Option Plan. Directors who are not employees of the Company also receive annual compensation in the amount of $12,000 for their service as directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of March 31, 2003, regarding the beneficial ownership of our common stock by (i) each person who is known to us to be the beneficial owner of more than five percent (5%) of our common stock; (ii) each director and each executive officer; and (iii) all current directors and executive officers as a group. Information contained in this report with regard to stock ownership was obtained from our stockholders' list, filings with governmental authorities, or from the named individual nominees, directors and officers. The persons identified in the following table disclaim beneficial ownership of shares owned or held in trust for the benefit of members of their families or entities with which they may be associated.

                          Amount and   Percentage of   Percentage of
                          Nature of    Outstanding     Outstanding
Name and Address of       Beneficial   Common Stock   Preferred Stock
Beneficial Owner (1)      Ownership(2) Owned (3)       Owned (3)



Yoav Bitter                  20,000(4)       *                 *

Gilad Gat                    20,000(5)       *                 *

Polystick US Corp.(6)       850,000        32.2%               *

Brooks Station
Holdings, Inc.              426,537(7)     13.9%             100%

Jane Tauber                 377,774(8)     14.3%               *

Jeffrey S. Tauber           377,774(9)     14.3%               *

All executive officers
and directors as a
group (2 persons)            40,000(4)(5)   1.5%               *

____________________________
* less than 1 percent.

(1) Unless otherwise indicated, the address of each beneficial owner identified is c/o GSV, Inc., 191 Post Road West, Westport,
    Connecticut 06880.
(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our securities beneficially owned by them.
(3) Each beneficial owner's percentage ownership is determined by assuming
    (i) that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this report have been exercised and converted, and (ii) 2,640,090 shares of common stock were outstanding, before any consideration is given to such options, warrants or convertible securities and before any consideration is given to shares of common stock held in treasury.
(4) Includes 20,000 shares issuable upon exercise of options owned by Mr.
    Bitter.
(5) Includes 20,000 shares issuable upon exercise of options owned by Mr.
    Gat.
(6) Polystick US Corp. is a New York corporation whose address is 1290 Avenue of the Americas, New York, New York 10104. Mr. Sagi Matza is the director and executive officer of Polystick.
(7) Includes 62,900 shares of common stock and 363,637 shares of Series A Convertible Preferred Stock, each of which is presently convertible into one share of common stock (subject to andilution adjustment).
(8) Includes 119,427 shares held directly, 69,460 shares of Common Stock held in the name of The Jeffrey S. Tauber Grantor Retained Annuity Trust, with Kevin S. Miller and Jane S. Tauber as trustees, and 188,887 shares of Common Stock held in the name of Mr. Tauber's wife, Jane, including 69,460 shares held in the name of The Jane S. Tauber Grantor Retained Annuity Trust, with Kevin S. Miller and Jeffrey S. Tauber as trustees. Mr. Tauber disclaims beneficial ownership of all of the shares held in the name of the Jane S. Tauber Grantor Retained Annuity Trust.
(9) Includes 119,427 shares held directly, 69,460 shares of Common Stock held in the name of The Jane S. Tauber Grantor Retained Annuity Trust, with Kevin S. Miller and Jeffrey S. Tauber as trustees, and 188,887 shares of Common Stock held in the name of Jeffrey S. Tauber, Mrs. Tauber's husband, including 69,460 shares held in the name of The Jeffrey S. Tauber Grantor Retained Annuity Trust with Kevin S. Miller and Jane S. Tauber as trustees.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2002 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.


                                                             Number Of
                                                            Securities
                                                             Remaining
                  Number of                                  Available
                  Securities                                 For Future
                     To Be                                 Issuance Under
                 Issued Upon                               Equity Compen-
                 Exercise of         Weighted-Average       sation Plans
                 Outstanding         Exercise Price of      (excluding
                   Options,          Outstanding Options     securities
                  Warrants,            Warrants and       reflected in the
Plan Category    and Rights             and Rights          first column)


Equity Compensation
Plans Approved by
Security Holders     40,000          $0.30 per share            560,000

Equity Compensation
Plans Not Approved by
Security Holders         0           $0                          14,000


     In March 1998, the Board adopted the 1998 Directors' Stock Option Plan (the "Directors' Plan"), pursuant to which each member of the Board of Directors who is not an employee of the Company who is elected or continues as a member of the Board of Directors is entitled to receive annually options to purchase 600 shares of Common Stock at an exercise price equal to fair market value on the date of grant. A Compensation Committee administers the Directors' Plan; however, it cannot direct the number, timing or price of options granted to eligible recipients thereunder.

     Each option grant under the Directors' Plan vests after the first anniversary of the date of grant and expires three years thereafter. The number of shares of Common Stock related to awards that expire unexercised or are forfeited, surrendered, terminated or canceled are available for future awards under the Directors' Plan. If a director's service on the Board terminates for any reason other than death, all vested options may be exercised by such director until the expiration date of the option grant. In the event of a director's death, any options which such director was entitled to exercise on the date immediately preceding his or her death may be exercised by a transferee of such director for the six-month period after the date of the director's death; provided that such options may not be exercised after their expiration date. In the case of a director who represents an institutional investor that is entitled to the compensation paid by the Company to such director, option grants shall be made directly to the institutional investor on whose behalf such director serves on the Board.

     The maximum number of shares of Common Stock reserved for issuance under the Directors' Plan is 14,000 shares. No options are currently outstanding under the Directors' Plan.

Item 12.  Certain Relationships and Related Transactions.

     Gilad Gat, our President, Chief Executive Officer and Chairman of the Board, was the President and a director of Brooks Station Holdings, Inc., a private investment corporation, from February 2001, until December 2002. Brooks acquired 363,637 shares of our Series A Convertible Preferred Stock in a private placement offering consummated in March 2001.

Effective June 1, 2002, we acquired working interests in two oil and gas wells in the State of Louisiana pursuant to an asset purchase agreement with Polystick U.S. Corp., a privately held New York corporation. The consideration consisted of $550,000 in cash and 850,000 shares of our common stock valued at $0.25 per share. Additionally, we acquired an option, including a right of first refusal, to purchase other oil and gas properties held by Polystick.

     Concurrent with the asset purchase agreement, we signed a management agreement with Polystick to assist us in the management of our oil and gas working interests and the development of new oil and gas activities. The agreement is for one year with an annual consulting fee of $150,000, payable in monthly installments.

Item 13.  Exhibits and Reports on Form 8-K

(a)    Exhibits

Item
No.    Title

2.1 Asset Purchase Agreement, dated as of June 1, 2002, by and between GSV, Inc., Cybershop LLC and Polystick U.S. Corp. (Incorporated by reference to Exhibit 2.1 of the Company's report on Form 8-K filed June 5, 2002).
3.1 Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 333-42707).
3.2 Certificate of Amendment of the Certificate of Incorporation of Cybershop International, Inc. (Incorporated by reference to Exhibit
        3.2 of the Company's report on Form 10-Q for the fiscal quarter ended June 30, 1999, File No. 000-23901)
3.3 Certificate of Merger of GSV, Inc into Cybershop.com, Inc. (Incorporated by reference to Exhibit 3.5 of the Company's report on Form 10-K for the year ended December 31, 1999, File No. 000-23901)
3.4 Certificate of designations, preferences and rights of Series A convertible Preferred Stock of GSV, Inc. (incorporated by reference to Exhibit 3.1 of the Company's report on Form 8-K, filed March 6, 2001).
3.5     By-Laws as currently in effect (Incorporated by reference to Exhibit
        3.2 to the Company's Registration Statement on Form S-1, File No. 333-42707).
4.1 Specimen of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 333-42707)
4.2 Convertible Stock Purchase Agreement, dated March 1, 2001, by and between GSV, Inc. and Brooks Station Holding, Inc. (Incorporated by reference to Exhibit 4.1 of the Company's report on Form 8-K filed March 6, 2001).
10.1    Form of Officer and Director Indemnification Agreement (Filed as
        Exhibit 10.4 to the Company's Registration Statement on Form S-1, effective March 20, 1998, File No. 333-42707).
10.2 1998 Stock Option Plan of the Company (Filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, effective March 20, 1998, File No. 333-42707).
10.3 1998 Directors' Stock Option Plan (Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, effective March 20, 1998, File No. 333-42707).
10.4 Registration Rights Agreement dated September 30, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to Exhibit 10.4 of the Company's report on Form 10-Q for the fiscal quarter ended September 30, 1999, File No. 000-23901).
10.5 Registration Rights Agreement dated December 8, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to Exhibit 10.14 of the Company's report on Form 10-K for the year ended December 31, 1999, File No. 000-23901).
10.6    Agreement, dated May 4, 2001, by and between GSV, Inc. and Jeffrey
        S. Tauber (Incorporated by reference to Exhibit 10.2 of the Company's report on Form 8-K, filed May 11, 2001).
10.7    Employment Agreement dated May 4, 2001, by and between GSV, Inc.
        and Gilad Gat (Incorporated by reference to Exhibit 10.1 of the Company's report on Form 8-K, filed May 11, 2001).

10.8 Management Consulting Agreement, dated as of June 1, 2002, by and between GSV, Inc. and Polystick U.S. Corp. (Incorporated by reference to Exhibit 2.1 of the Company's report on Form 8-K filed June 5, 2002).
99.1    Risk factors.*
99.2    Certification pursuant to 18 U.S.C. Section 1350.*

*  Filed herewith.

(b)     Reports on Form 8-K.

     On October 1, 2002, we filed a report on Form 8-K under Item 5 announcing the resignation of Harvey A. Doliner from the Board of Directors of the Company and as Chief Financial Officer and the resignation of Walter
M. Epstein from the Board of Directors of the Company.

Item 14.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report on Form 10-KSB (the "Evaluation Date"), has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GSV has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     GSV, INC.



     By /s/ Gilad Gat
            Gilad Gat
            Chairman, Chief Executive Officer and President

          Date:  March 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


Signature             Title                                   Date


/s/Gilad Gat          Chairman, Chief Executive               March 28, 2003
   Gilad Gat          Officer, Chief Financial Officer and
                      President (Principal Executive Officer,
                      Principal Financial and Accounting
                      Officer)

/s/ Yoav Bitter       Director                                March 31, 2003
     Yoav Bitter

CERTIFICATIONS

I, Gilad Gat, certify that:

1.     I have reviewed this annual report on Form 10-KSB of GSV, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
       (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


By:  /s/ Gilad Gat

     __________________________________
     Gilad Gat
     Chief Executive Officer
     Chief Financial Officer

Item 7:  Financial Statements

GSV, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants                                  F-2
Consolidated Balance Sheet as of December 31, 2002                        F-3
Consolidated Statements of Operations for the years
  ended December 31, 2002 and 2001                                        F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2002 and 2001                          F-5
Consolidated Statements of Cash Flows for the years
  ended December 31, 2002 and 2001                                        F-6
Notes to the Consolidated Financial Statements                    F-7 to F-17

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors
GSV, Inc. and Subsidiaries
Westport, Connecticut


We have audited the accompanying consolidated balance sheet of GSV, Inc., a Delaware corporation, and Subsidiaries ("the
Company") as of December 31, 2002 and the related consolidated statements of operations, changes of stockholders' equity and cash flows for the years ended December 31, 2002 and 2001.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSV, Inc. and Subsidiaries as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.




Denver, Colorado
March 8, 2003


                                                /s/ Comiskey & Company
                                              Professional Corporation

GSV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                     December 31,
                                                          2002
                                                     -----------
         ASSETS
Current Assets:
     Cash and cash equivalents                       $    598,467
     Prepaid expenses and other current assets             72,568
                                                     ------------
       Total current assets                               671,035

Investments                                                65,000
Option to purchase oil and gas properties                  80,210
Investments - oil & gas wells, net                        144,170
Property and equipment, net                               183,622
Other assets                                               35,599
                                                      -----------

       Total assets                                  $  1,179,636
                                                        =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                $     77,522
     Tenant security deposit                               51,250
     Dividends payable                                     63,800
                                                      ------------
       Total current liabilities                          192,572
                                                      ------------

       Total liabilities                                  192,572
                                                      ------------
Stockholders' equity:
     12% Series A Preferred stock, $0.001 par value;
       636,365 shares authorized; 363,637 shares
       issued and outstanding                             380,000
     Common stock, $0.001 par value; 75,000,000 shares
	 authorized; 2,808,690 issued;
       2,640,090 outstanding                                2,809
     Additional paid-in capital                        38,220,679
     Treasury stock                                      (558,998)
     Accumulated deficit                              (37,057,426)
                                                      ------------
       Total stockholders' equity                         987,064
                                                      ------------

       Total liabilities and stockholders' equity    $  1,179,636
                                                       ===========

The accompanying notes are an integral part of the consolidated financial statements.

GSV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For the year ended December 31,
                                             2002                2001
                                        --------------       --------------
Sublease income                          $   159,742        $   127,219
Oil and gas income                           174,658                ---
                                       -------------       --------------
   Total revenues                            334,400            127,219

Operating expenses:
General and administrative                   725,333          1,334,344
Loss on investments                            ---                ---
                                       -------------       --------------
  Total operating expenses                   725,333          1,334,344
                                         -----------       --------------
Loss from operations before other
  income and expense                        (390,933)        (1,207,125)
Interest income, net                          13,546             84,917
Gain on disposal of property and equipment     ---                1,491
Writedown of investments                    (498,888)        (1,284,946)
Gain on sale of investments                   45,000              ---
                                       -------------        -------------
Loss from continuing operations             (911,485)        (2,405,663)
                                        ------------     ----------------
Net loss                                   $(831,275)       $(2,405,663)
                                       -------------      --------------
Preferred stock dividends                     48,000             40,800
                                        -------------       ------------
Net loss available to common
   shareholders                            $(879,275)       $(2,446,463)
                                          ===========       ===========

Basic and diluted net loss per common share:
Loss per common share from
  operations                                $   (.38)        $    (1.36)
                                              ========          =======
Weighted average common shares
  outstanding, basic and diluted            2,286,117          1,800,819


The accompanying notes are an integral part of the consolidated financial statements.

GSV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                      Preferred Stock          Common Stock
                                      ---------------          --------------

                                Number of        Par     Number of     Par
                                  Shares        Value      Shares    Value
                               ----------    ----------   --------  --------

Balance at December 31, 2000         --      $      --   1,848,540  $   2,000
  Shares purchased as
  treasury stock                     --             --     (58,450)        --
  Retirement of treasury stock       --             --          --       (179)
  Sale of preferred shares        363,637      380,000          --         --
  Correction of rounding             --             --          --        138
  Preferred stock dividend           --             --          --         --
  Net loss                           --             --          --         --
                               ---------     ----------  ----------   -------
Balance at December 31, 2001      363,637      380,000    1,790,090     1,959
  Sale of common stock               --            --       850,000       850
  Preferred stock dividend           --            --           --         --
  Net loss                           --            --           --         --
                                  -------    ---------   ---------    -------
Balance at December 31, 2002      363,637     $380,000   2,640,090  $   2,809
                                  =======    =========   =========   ========

                                Additional
                                 Paid-In      Treasury    Accumulated
                                 Capital       Stock        Deficit
                                ----------    -----------  -------------

Balance at December 31, 2000   $38,008,000   $ (512,000)  ($33,734,000)
  Shares purchased as treasury stock   --       (42,177)           --
  Retirement of treasury stock         --           179            --
  Sale of preferred shares             --           --             --
  Correction of rounding             1,029          --           2,312
  Preferred stock dividend             --           --         (40,800)
  Net loss                             --           --      (2,405,663)
                               -----------   ----------   -------------
Balance at December 31, 2001    38,009,029     (558,998)   (36,178,151)
  Sale of common stock             211,650          --             --
  Preferred stock dividend             --           --         (48,000)
  Net loss                             --           --        (831,275)
                               -----------    ---------    -----------
Balance at December 31, 2002   $38,220,679    ($558,998)  ($37,057,426)
                               ===========    ==========  ============


The accompanying notes are an integral part of the consolidated financial statements.

GSV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           For the year ended December 31,
                                               2002              2001
                                           -----------      ------------
Cash flows from operating activities:
   Net loss                                  $(831,475)      $(2,405,663)
   Adjustments to reconcile net loss
    to net cash from operating activities:
     Correction of rounding                        ---             3,122
     Depreciation                              160,900           153,928
     Depletion                                  59,232               ---
     Gain on disposal of investments           (45,000)              ---
     Writedown of investments                  498,888         1,284,946
     Gain on disposal of equipment                 ---            (1,491)
   Increase (decrease) in cash from changes in:
     Prepaid expenses and other current assets (47,568)           50,943
     Other assets                                  ---            16,755
     Accounts payable                           (9,053)         (406,704)
     Deferred rent                                 ---           (41,979)
     Tenant security deposit                       ---            51,250
                                           -----------      ------------
  Net cash flows from operating activities    (213,876)       (1,294,893)

Cash flows from investing activities:
     Proceeds from disposal of equipment           ---            12,100
     Proceeds from disposal of investments      75,000               ---
     Purchases of investments                 (550,000)              ---
                                           -----------      ------------
  Net cash flows from investing activities    (475,000)           12,100

Cash flows from financing activities:
     Sale of preferred stock, net of costs         ---           380,000
     Preferred dividend paid	               (25,000)              ---
     Purchase of treasury stock                    ---           (47,177)
     Payments of capital lease obligations         ---           (70,687)
                                            -----------     ------------
  Net cash from financing activities           (25,000)          262,136
                                              ---------      ------------
               Net decrease in cash           (713,876)       (1,020,657)

Cash and cash equivalents, beginning of year 1,312,343         2,333,000
                                            -----------       ------------
Cash and cash equivalents, end of year      $  598,467      $  1,312,343
                                             ==========        ===========
SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION:
Cash paid for interest                      $      ---      $        ---
                                             ==========        ===========

The accompanying notes are an integral part of the consolidated financial statements.

GSV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Basis of Presentation

   Commencing in June 2001, GSV, Inc. and Subsidiaries (the "Company") changed the direction of its business. The Company's business operations since June 2001 include entering into new business operations through acquisitions or mergers and managing existing investments including the recent oil and gas acquisitions.

   Prior to June 2001, the Company had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. In connection with this activity, the Company made investments in Fasturn, Inc., Weema Technologies, Inc., Telephone.com, Inc., MeetChina.com, Inc., and e-Commerce Solutions, Inc. The Company has since made substantial write downs of its internet investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. In September 2002 the Company restructured its investment in Telephone.com, Inc. and received $75,000 in cash and 358,000 shares of common stock of Telephone.com, Inc. in exchange for 600,000 shares of series A preferred stock of Telephone.com. The Company is presently investigating whether or not there are any business prospects through which material value can be realized from its internet investments.

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

      Advertising expense was $0 and $18,868 during the years ended December 31, 2002 and 2001, respectively.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the assets' estimated useful lives, which range from three to ten years.

GSV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Long-Lived Assets

      The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company determined that impairment existed in certain of its investments as explained in Note 3.

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

Significant Concentrations

        From time-to-time, the Company maintains cash balances in excess of FDIC insured limits. The amount of such excess at December 31, 2002 was approximately $503,000.

Fair Value of Financial Instruments

        Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments approximate the carrying values of such instruments.

GSV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. Investments

          The Company has made investments in five internet companies, which have been accounted for using the cost method. During the years ended December 31, 2002 and 2001, the Company recorded a charge to operations of $20,000 and $1,284,946, respectively, for impairment of these investments. During the year ended December 31, 2002, the Company surrendered 600,000 shares of preferred stock in one of the internet companies in exchange for $75,000, paid in three installments, and 358,000 shares of common stock, representing a 5% ownership interest in the company. A gain of $45,000 was recognized on the surrender.

    As described in note 1 above, the Company acquired working interests in two oil and gas wells, and an option to purchase additional wells, effective June 1, 2002 for $550,000 in cash and common stock of the Company valued at $212,500, for a total investment of $762,500. The option was valued by the parties at $80,210, with the remaining $682,290 allocated to the cost of the owned oil and gas interests. The properties are being depleted using the units of production method and subject to the value of total projected reserves. Depletion expense for the year ended December 31, 2002 was $53,001. In the fourth quarter of 2002, the properties exhibited a marked decrease in the volume of oil and gas produced. Based upon an independent reserve study performed effective March 2003, the Company has reduced the carrying amount of its oil and gas properties by $479,000 for the year ended December 31, 2002.

4. Stockholders' Equity

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

GSV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Stockholders' Equity (continued)

       The Series A Convertible Preferred is convertible into shares of the Company's Common Stock, at a conversion price of $1.10 per share, subject to certain anti-dilution adjustments. The current conversion price is $0.25 per share. The Preferred Stock carries a cumulative 12% dividend payable in June and December of each year, and may participate in common share dividends, if any, on an as-if converted basis, and has preference upon liquidation, including accumulated unpaid dividends. The shares may be redeemed at the option of the holder, but only upon the occurrence of certain triggering events, which include bankruptcy, material judgments and defaults, and suspension of trading of the Company's stock for more than 20 days (which days need not be consecutive).


5. Stock Option Plan

      In 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Option Plan"). Under the 1998 Option Plan, stock options may be granted to directors, officers, employees, and consultants of the Company. Under the 1998 Option Plan the number of shares available for issuance is 600,000.

The 1998 Option Plan is summarized as follows:
                                                                 Weighted
                                                                  Average
                                                                  Exercise
                                  Shares                          Price
                                 ----------                  -------------
Outstanding at December 31, 2000  357,199                        $12.30
Granted                            60,000                           .30
Cancelled                        (207,199)                        21.00
Exercised                              --                            --
                                -----------                  -------------
Outstanding at December 31, 2001  210,000                           .30
Granted                                --                            --
Cancelled                        (170,000)                          .30
Exercised                              --                            --
                               -----------                 -------------
Outstanding at December 31, 2002   40,000                       $   0.30
                                 ========                       ========

GSV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Stock Option Plan (continued)

       As of December 31, 2002, there were 40,000 options exercisable under the 1998 Option Plan, and 210,000 options exercisable as of December 31, 2001. Generally, options vest one-third annually over three years and expire five years from the date of grant.

       In 1998, the Company adopted the 1998 Directors' Stock Option Plan (the"Directors' Plan"). Pursuant to the Directors' Plan, each member of the Board of Directors who is not an employee of the Company who is elected or continues as a member of the Board of Directors is entitled to receive annually options to purchase 600 shares of common stock at an exercise price equal to fair market value on the date of the grant. The maximum number of shares of common stock reserved for issuance under the Directors' Plan is 14,000 shares. During 2001, 1,800 options granted, outstanding, and exercisable under the Directors' Plan with a weighted average exercise price of $32.50 were cancelled. As of December 31, 2002 and 2001, there were no options granted and outstanding under the Directors' Plan. All options issued under the Directors' Plan vest after the first anniversary of the date of the grant and expire three years thereafter.

As permitted by SFAS 123, the Company has elected to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation cost has been recognized for stock options granted at or above market value. Had the fair value method of accounting been applied to all of the Company's stock option grants, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, the net loss would have been increased by zero per share in 2002 and approximately
$44,300 or $0.03 per share in 2001. This pro forma impact takes into account options granted since January 1, 1996 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during the year ended December 31, 2001 was $0.21. The fair value was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: risk free interest rate of 7.0% in 2001 and 199% volatility in 2001, no assumed dividends and an expected life of one year in 2001.

GSV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property and Equipment

   Office equipment and software                 $   608,855
   Furniture and fixtures                            127,381
   Leasehold improvement                             355,273
                                                 ------------
                                                   1,091,509
   Less: Accumulated depreciation                   (907,887)
                                                 ------------
                                                 $   183,622
                                                   =========

7. Leases

      The Company leases for its own use office space under a non-cancelable operating lease expiring April 30, 2003, with an option for a six-month renewal. Future minimum lease payments on this non-cancelable operating lease for 2003 are $5,696.

      Rent expense for the years ended December 31, 2002 and 2001 was $112,265 and $139,998, respectively.

      In June 2001, the Company sublet to Nekema.com its former offices in Jersey City, New Jersey through December 31, 2008. In September 2002 Nekema ceased business operations and defaulted on the sublease. The rent on the sublease is guaranteed by Lumbermens Mutual Casualty Company, d/b/a Kemper Insurance Company until May 2003. Kemper Insurance Company has made all payments of rent due under the sublease from October through December 31, 2002, totaling $53,136. The Company is actively seeking a replacement subtenant for the property. If the Company is unable to find a subtenant, or unable to negotiate a settlement with the landlord, the Company will be obligated to pay rent on the space until the lease expires in December 2008. The lease contains automaticincreases based upon the consumer price index. Estimated minimum future lease payments including such increases are as follows:

     2003                                          $    157,807
     2004                                               164,908
     2005                                               172,329
     2006                                               180,084
     2007                                               188,188
     thereafter                                         196,656
                                                      ---------
                                                    $ 1,059,972
                                                      =========

GSV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes

      Deferred taxes are recognized on the differences between the financial reporting and income tax basis of assets and liabilities using enacted tax rates.

      The tax effects of temporary differences and the net operating loss carryforwards that give rise to significant portions of the net deferred income tax asset at December 31, 2002 are as follows:

   Net operating loss carryforwards                    $11,966,000
   Net book value of property and equipment                 21,000
   Investments                                             (10,000)
                                                      ------------
                                                        11,977,000
   Valuation allowance                                 (11,977,000)
                                                      ------------
                                                       $        --
                                                       ===========

      Due to the uncertain realization of the deferred tax asset, the Company has provided a full valuation allowance. As of December 31, 2002, the Company had net operating loss carryforwards of approximately $31,067,000, which begin to expire in 2013.


9. Net Loss Per Common Share

      Basic and diluted net loss per common share is calculated by dividing net loss per common share after effect of adjustable common stock warrants, as explained below, by the weighted average number of shares of common stock outstanding during the period as follows:

                                  2002                  2001
                      ---------------------------    ---------------------------
                                             Per                             Per
                     Loss      Shares       Share    Loss      Shares      Share
                     ----------------------------    ---------------------------

Loss from continuing
operations       $ (831,275) 2,286,117  $ (.36)  $(2,405,463)  1,800,819 $(1.34)
Effect of preferred
stock dividends     (48,000)      ---     (.02)      (40,800)       ---    (.02)
                -----------  --------   ------    -----------  ---------   -----
Net loss available
for common
shareholders    $ (879,275) 2,286,117  $ (.38)  $(2,446,263)  1,800,819  $(1.36)

              ============  ========   ======   ============ ==========   ======

GSV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10:  Unaudited Oil and Gas Reserve Quantities
_________________________________________________

This section provides information required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities."

The following unaudited reserve estimates were prepared internally, based upon a study conducted by Pressler Petroleum Consultants, Inc., an independent engineering company, as of March 25, 2003, and adjusted by the Company for production through Dec. 31, 2002. There are many uncertainties inherent in estimated proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

Unaudited net quantities of proved and proved developed reserves of crude oil (including condensate) and natural gas, all of which are located within the continental United States, are summarized below:

Changes in Proved Reserves:
                                        (BBLS)      (MCF)

Estimated quantity, December 31, 2001        -          -

Production                                (862)   (38,376)
Acquisitions                             8,602    508,999
Discoveries                                  -          -
Revisions of previous estimates         (7,116)  (424,230)
                                        ______    _______

Estimated quantity, December 31, 2002      624     46,393
                                        ======    =======

GSV, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10:  Unaudited Oil and Gas Reserve Quantities (continued)
_____________________________________________________________

Proved developed reserves:

Oil (BBLS)

December 31, 2001                        -
June 1, 2002                         8,602
December 31, 2002                      624

Gas (MCF)

December 31, 2001                        -
June 1, 2002                       508,999
December 31, 2002                   46,393

The following table presents a standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves. Future cash inflows were computed by applying period-end prices of oil and gas to the estimated future production of proved oil and gas reserves. The future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future unexpected costs or changes in production could affect discounted future net cash flows.

A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair market value of the Company's oil and gas properties.

                                     As of Dec. 31,
                                         2002
                                     _____________

Future cash inflows                    $  265,442
Future development and production costs  ( 85,404)
                                       ___________

Future net cash flows                     180,038
10% annual discount for
   estimating timing of cash flows       ( 35,868)
                                       ___________

Standardized measure of
   discounted future net cash flows    $  144,170
                                       ===========

GSV, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10:  Unaudited Oil and Gas Reserve Quantities (continued)
_____________________________________________________________


                                    As of Dec. 31,
                                        2002
                                    _____________

Standardized measure of
   discounted future net
   cash flows, December 31, 2001    $         -

Purchase of reserves in place         1,288,178

Changes in price, net of future
   production costs                     772,036

Changes in estimated future
   development costs                      2,925

Changes in estimated quantities      (1,704,908)

Changes due to operations:
   Production                          (161,472)
   Production costs                      10,170
   Accretion of discount               (128,178)

Other                                    65,419
                                     ___________

Standardized measure of
   discounted future net
   cash flows, December 31, 2002     $  144,170
                                     ===========