Form 10QSB
period 2003-03-31
GSV INC
filed 2003-05-15
CIK 1051591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-23901

                                    GSV, INC.
           (Exact name of small business issuer as specified in its charter)

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

                       Issuer's telephone number (203) 221-2690



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

The number of shares of the Registrant's common stock, par value $.001 per share, outstanding on May 15, 2003 was 2,640,090 shares, excluding 168,592 shares of our common stock held in Treasury.






                           GSV, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-QSB




                                                                           Page
PART I.     FINANCIAL INFORMATION                                        Number
                                                                         ------



Item 1.     Financial Statements:

            Consolidated Balance Sheet                                        2

            Consolidated Statements of Operations for the
            Three Months ended March 31, 2003 and 2002                        3

            Consolidated Statements of Cash Flows for the
            Three Months ended March 31, 2003 and 2002                        4

            Notes to Consolidated Financial Statements                        5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         7

Item 3.     Controls and Procedures                                           9

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                   11

CERTIFICATIONS                                                               12





PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                           GSV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003






         ASSETS
Current Assets:
     Cash and cash equivalents                                      $   547,492
     Prepaid expenses and other current assets                           33,031
                                                                 --------------
       Total current assets                                             580,523

Investments                                                              65,000
Option to purchase oil and gas properties                                80,210
Investments - oil & gas wells, net                                      122,031
Property and equipment, net                                             169,054
Other assets                                                             35,599
                                                                 --------------

       Total assets                                                 $ 1,052,417
                                                                 ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $    92,311
     Tenant security deposit                                             51,250
     Dividends payable                                                   63,800
                                                                 --------------
       Total current liabilities                                        207,361
                                                                 --------------

       Total liabilities                                                207,361
                                                                 --------------

Stockholders' equity:
     12% Series A Preferred stock, $.001 par
       value; 636,365 shares authorized;
       363,637 shares issued and outstanding                           380,000
     Common stock, $.001 par value; 75,000,000
       shares authorized; 2,808,690 issued;
       2,640,090 outstanding                                             2,809
     Additional paid-in capital                                     38,220,679
     Treasury stock                                                   (558,998)
     Accumulated deficit                                           (37,199,434)
                                                                --------------
       Total stockholders' equity                                      845,056
                                                                --------------

       Total liabilities and stockholders' equity                  $ 1,052,417
                                                                ==============



    The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.



                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                               Three Months Ended March 31,
                                        -----------------------------------
                                                2003                2002
                                        ---------------     ---------------

Sublease income                            $     51,638       $      50,629
Oil and gas income                               27,728                 ---
                                        ---------------     ---------------
                                                 79,366              50,629

Operating expenses:
  General and administrative                    222,264             150,415
                                        ---------------     ---------------
       Total operating expenses                 222,264             150,415
                                        ---------------     ---------------
Loss from operations before other
  income and expense                           (142,898)            (99,786)
Interest income, net                                890               4,872
                                        ---------------     ---------------
Loss from operations                           (142,008)            (94,914)
                                        ---------------     ---------------
Net loss                                   $   (142,008)      $     (94,914)
                                        ===============     ===============

Basic and diluted net loss
  per common share:
  Loss per common share from operations      $   (0.05)          $   (0.05)
                                        ===============     ===============

Weighted average common shares
  outstanding, basic and diluted              2,640,090           1,790,090
                                        ===============     ===============


    The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.





                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                               Three Months Ended March 31,
                                        -----------------------------------
                                                    2003               2002
                                        ----------------    ---------------

Cash flows from operating activities:
   Net loss                                $    (142,008)     $     (94,914)
   Adjustments to reconcile net loss
    to net cash from operating activities:
     Depreciation                                 14,568             16,617
     Depletion                                    22,139                ---
   Increase (decrease) in cash from changes in:
     Prepaid expenses and other current assets    39,537             25,000
     Accounts payable                             14,789            (23,306)
                                         ---------------     --------------
  Net cash from operating activities             (50,975)           (76,603)
                                         ---------------     --------------

Cash flows from investing activities:                  -                  -

Cash flows from financing activities:                  -                  -

               Net decrease in cash              (50,975)           (76,603)

Cash and cash equivalents, beginning
      of period                                  598,467          1,312,343
                                         ---------------     --------------

Cash and cash equivalents,
      end of period                           $  547,492        $ 1,235,740
                                         ===============     ==============


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

    Concurrent with the asset purchase agreement, the Company signed a management agreement with Polystick U.S. Corp. to assist the Company in the managment of its oil and gas working interests and the development of new oil and gas activities. The agreement is for one year with an annual consulting fee of $150,000, paid in monthly installments.

    The information presented as of March 31, 2003 and for the three-month periods ending March 31, 2003 and 2002, is unaudited, but, in the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2003, the results of its operations for the three-month periods ended March 31, 2003 and 2002 and its cash flows for the three-month periods ended March 31, 2003 and 2002. The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.



2. Investments

    The Company has investments in five internet-related companies which have been accounted for using the cost method. During the quarter ended March 31, 2003, the Company recorded no charge to operations for any further impairment of these investments.

    As described above, the Comany acquired working interests in two oil and gas wells effective June 1, 2002 for $550,000 in cash and common stock of the Company valued at $212,500, for a total investment of $762,500. The asset is depleted on a periodic basis using the units of production method. Depletion expense for the quarter ended March 31, 2003 ws $22,139. In the fourth quarter of 2002, the properties exhibited a marked decrease in the volume of oil and gas produced. Based upon an independent reserve study performed effective March 2003, the Company reduced the carrying amount of its oil and gas properties by approximately $479,000 for the year ended December 31, 2002.

3. Stockholders' Equity

    Pursuant to the terms of the Asset Purchase Agreement with Polystick U.S. Corp. effective June 1, 2002, the Company issued 850,000 shares of common stock valued at a price of $0.25 per share, the closing price on May 28, 2002, to Polystick U.S. Corp.

4. Net Loss Per Common Share

     Basic and diluted net loss per common share is calculated by dividing Net loss per common share after effect of preferred stock dividends by the weighted average number of shares of common stock outstanding during the period as follows:



                                      For the Three Months Ended March 31,
-------------------------------------------------------------------------------
                                     2002                                 2002
      -----------------------------------------------     ----------------------------------
                                               Per                                  Per
                         Loss    Shares        Share       Loss       Shares       Share

Loss from operations  $(142,008)  2,640,090   $ (0.05)   $ (94,914)   1,790,090   $ (0.05)
Effect of preferred
 stock dividends            ---                    --          ---                     --
                      ---------   ---------   -------    ---------   ----------    ------

Net loss available for
 common shareholders  $(142,008)  1,790,090   $ (0.05)   $ (94,914)   1,790,090   $ (0.05)
                      =========   =========   =======    =========    =========   =======


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

    Effective June 1, 2002, the Company acquired working interests in two oil and gas wells in the state of Louisiana pursuant to an asset purchase agreement with Polystick U.S. Corp. ("Polystick"), a privately held New York corporation. The consideration consisted of $550,000 in cash and 850,000 shares of the Company's common stock valued at $0.25 per share. Additionally, the Company acquired a one-year option, including a right of first refusal, to purchase other oil and gas properties held by Polystick.

    Concurrent with the asset purchase agreement, the Company signed a management agreement with Polystick to assist the Company in the management of its oil and gas working interests and the development of new oil and gas activities. The agreement is for one year with an annual consulting fee of $150,000, paid in monthly installments.

    On April 8, 2003, we signed a term sheet with Polystick for the purchase by the Company of all oil and gas related properties owned by Polystick. Pursuant to the term sheet, the consideration to be paid by the Company, valued at $2.65 million, will consist of 4,500,000 shares of common stock of the Company valued at $0.25 per share and 1,500,000 shares of Series B convertible preferred stock of the Company. The Series B convertible preferred stock will be convertible into shares of the Company's common stock at a price of $1.00 per share, subject to certain anti-dilution adjustments. Polystick will have the right, pursuant to the terms of the Series B preferred stock, to elect up to three members of the Company's board of directors. The purchase price is subject to adjustment based on the Company's due diligence investigation of Polystick and its assets. Consummation of the transaction is subject to the completion of due diligence and the negotiation and execution of a definitive purchase agreement. Consummation of the transaction is also subject to the prior repurchase or redemption of all of the outstanding shares of the Company's existing Series A preferred stock.

    Prior to June 2001, we had sought to identify and develop attractive early stage internet companies in exchange for equity positions in such companies. In connection with this activity, we made investments in Fasturn, Inc., Weema Technologies, Inc., Telephone.com, Inc., MeetChina.com. Inc. and e-Commerce Solutions, Inc. We have since made substantial write downs of our investments to more accurately reflect current market valuations, and our investments do not represent a significant asset. As of March 31, 2003, our investments were valued at approximately 6.2% of the total value of our assets. We are presently investigating as to whether or not there are any business prospects through which material value can be realized from our investments.

Off-Balance Sheet Transactions

    In June 2001, we sublet to Nekema.com our former offices in Jersey City, New Jersey through December 31, 2008. The rent on the sublease is guaranteed by Lumbermens Mutual Casualty Company, d/b/a Kemper Insurance Company until May 2003. In September 2002 Nekema ceased business operations and defaulted on the sublease. Kemper Insurance Company has made all payments of rent due under the sublease through the date of this filing. We are actively seeking a replacement subtenant for the property. If we are unable to find a subtenant, unless we are able to negotiate a settlement with the landlord we will be obligated to pay rent on the space until our lease expires in December 2008. The lease contains automatic increases based upon the consumer price index. Estimated minimum future lease payments, including such increases, aggregate approximately $1,008,000.

Contractual Obligations

    The following table summarizes the Company's contractual obligations as of the latest fiscal year end, December 31, 2002:

                                        Less than  1 to      3 to     More than
                             Total      1 Year     3 Years   5 Years  5 Years
                             ---------- ---------  --------  -------- ---------
Operating Leases             $1,065,668 $ 163,503  $337,237  $368,272 $ 196,656
Consulting contract          $   81,250 $  81,250  $      -  $      - $       -
Preferred stock dividend (1) $   63,800 $  63,800  $      -  $      - $       -
                             ---------- ---------  --------  -------- ---------
Total                        $1,210,718 $ 308,553  $337,237  $368,272 $ 196,656
                             ========== =========  ========  ======== =========

(1) Preferred stock dividend is not obligated until declared each June 30 and December 31.


Results of Operations

Three  Months  Ended  March 31, 2003 compared to Three Months Ended  March  31,
2002.

Revenues: Revenues for the quarter increased by $28,737 over the corresponding period of the preceding year due to the addition of the oil and gas activity.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, and general corporate expenses. General and administrative expenses increased by 48%, or $71,849, to $222,264 in the first quarter of 2003 from $150,415 in the first quarter of 2002. General and administrative expenses in the current period reflect general corporate overhead, as well as depletion of $22,139 and consulting expense of $37,500.

Interest income, net: Interest income decreased $3,982 to $890 in the first quarter of 2003 from $4,872 in the first quarter of 2002. The decrease is primarily the result of a decrease in average cash and cash equivalents, as well as a decrease in interest rates.

Net Losses: Loss from operations increased by $47,094 from $94,914 in the first quarter of 2002, or ($0.05) per basic and diluted common share, to $142,008 in the first quarter of 2003, or ($0.05) per basic and diluted common share.

Liquidity and Capital Resources

Net cash used in operations decreased by 33%, or $25,628, to $50,975 in the first quarter of 2003 from $76,603 in the first quarter of 2002, primarily as a result of increased revenues from the oil and gas activity offset by consulting and depletion expense. Current assets other than cash decreased by 54%, or $39,537, in the first quarter of 2003 from $72,568 at December 31, 2002, to $33,031 at March 31, 2003, reflecting a decrease in prepaid insurance premiums due to the timing of policy renewals and a decrease in accounts receivable.

Net cash provided by investing activities during the first three months of 2003 was zero as compared to zero in the same period of the prior year.

Net cash provided by financing activities during the first three months of 2003 was zero as compared to zero in the same period of the prior year.

We believe that our existing capital resources will enable us to maintain our operations at existing levels for at least the next 12 months. The sufficiency of the our capital resources is substantially dependent upon our future acquisitions. Accordingly it is difficult to project our capital needs. However, we will evaluate potential acquisitions in terms of our then existing capital resources and the availability of additional debt or equity financing. There can be no assurance that any additional financing or other sources of capital will be available to us upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on our business, financial condition and operating results.


Forward-Looking Statements:

Some of the statements in this report are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions that are not statements of historical fact. You can identify these statements by the following words:

      - "may"
      - "will"
      - "should"
      - "estimates"
      - "plans"
      - "expects"
      - "believes"
      - "intends"

and similar expressions. We cannot guarantee our future results, performance or achievements. Our actual results and the timing of corporate events may differ significantly from the expectations discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, our limited operating history, history of losses, need to raise additional capital, and the high risk nature of our business.


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

(b)  Reports on Form 8-K

     On April 8, 2003, we filed a report on Form 8-K announcing under Item 9 thereof the signing of a term sheet between the Company and Polystick U.S. Corp. for the purchase by the Company of all oil and gas related properties owned by Polystick U.S. Corp.



                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: May 15, 2003                 By: /s/ Gilad Gat

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





Date: May 15, 2003                                           By: /s/ Gilad Gat

                                                                     Gilad Gat
                                                       Chief Executive Officer
                                                       Chief Financial Officer


