Form 10QSB
period 2003-06-30
GSV INC
filed 2003-08-08
CIK 1051591

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

          / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-23901

                                    GSV, INC.
           (Exact name of small business issuer as specified in its charter)

                  Delaware                             13-3979226
                  --------                             ----------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

                    191 Post Road West, Westport, CT           06880
                    --------------------------------           -----
               (Address of principal executive offices)      (Zip Code)

                                  (203) 221-2690
                                  --------------
                           (Issuer's telephone number)


The number of shares of the issuer's common stock, par value $.001 per share, outstanding on August 1, 2003 was 7,140,090 shares, excluding 168,592 shares held in Treasury.

Transitional Small Business Disclosure Format (check one):  Yes ---  No -X-


                           GSV, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-QSB

                                                                          Page
PART I.  FINANCIAL INFORMATION                                           Number
                                                                         ------

Item 1.  Financial Statements:

         Consolidated Balance Sheet                                         2

         Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 2003 and 2002 (unaudited)      3

         Consolidated Statements of Cash Flows for the
         Six Months ended June 30, 2003 and 2002 (unaudited)                4

         Notes to Consolidated Financial Statements                         5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          7

Item 3.  Controls and Procedures                                            9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  10

SIGNATURES                                                                 11




PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                           GSV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   June 30, 2003






         ASSETS
Current Assets:
     Cash and cash equivalents                                      $   439,852
     Prepaid expenses and other current assets                           57,132
                                                                 --------------
       Total current assets                                             496,984

Investments                                                              65,000
Option to purchase oil and gas properties                                80,210
Investments - oil & gas wells, net                                      110,706
Property and equipment, net                                             155,299
Other assets                                                             35,599
                                                                 --------------

       Total assets                                                 $   943,798
                                                                 ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $   144,977
     Tenant security deposit                                             27,930
     Dividends payable                                                   63,800
                                                                 --------------
       Total current liabilities                                        236,707
                                                                 --------------

       Total liabilities                                                236,707
                                                                 --------------

Stockholders' equity:
     12% Series A Preferred stock, $.001 par
       value; 636,365 shares authorized;
       363,637 shares issued and outstanding                           380,000
     Common stock, $.001 par value; 75,000,000
       shares authorized; 2,808,690 issued;
       2,640,090 outstanding                                             2,809
     Additional paid-in capital                                     38,220,679
     Treasury stock                                                   (558,998)
     Accumulated deficit                                           (37,337,399)
                                                                --------------
       Total stockholders' equity                                      707,091
                                                                --------------

       Total liabilities and stockholders' equity                  $   943,798
                                                                ==============



    The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.



                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



================================================================================
                      Three Months Ended June 30,      Six Months Ended June 30,
--------------------------------------------------------------------------------
                         2003            2002           2003             2002
                     ------------   ------------    ------------    ------------
Sublease income     $    51,637     $    39,763     $   103,275     $    90,392
Oil and gas income       14,078          45,000          41,806          45,000
                    ------------     -----------    ------------    ------------
    Total revenues       65,715          84,763         145,081         135,392

Operating expenses:
General and
  administrative        204,747         200,747         398,222         351,162
                    ------------     -----------    ------------    ------------
    Total operating
       expenses         204,747         200,747         398,222         351,162
Loss from operations
 before interest
 income                (139,032)       (115,984)       (253,141)       (215,770)
Interest income, net      1,067           5,056           1,957           9,928
                    ------------    ------------    ------------    ------------
Loss from
  operations           (137,965)       (110,928)       (251,184)       (205,842)
                    ------------    ------------    ------------    ------------
Net loss            $  (137,965)    $  (110,928)    $  (251,184)    $  (205,842)
                    ------------    ------------    ------------    ------------
Preferred stock
  dividend                  ---          24,000             ---          24,000
                    ------------    ------------    ------------    ------------
Net loss available
  to common
  stockholders      $  (137,965)    $  (134,928)    $  (251,184)    $  (229,842)
                    ============    ============    ============    ============

Basic and diluted net
  loss per common share:
 Loss per common share
 from operations    $     (0.05)    $     (0.07)    $     (0.10)    $     (0.12)
                    ============    ============    ============    ============
Weighted average common
 shares outstanding, basic
 and diluted          2,640,090       2,060,969       2,640,090       1,926,278
================================================================================


   The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.


                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                     Six Months Ended June 30,
                                                  -----------------------------
                                                      2003              2002
                                                 ------------      ------------

Cash flows from operating activities:
   Net loss                                     $   (251,184)     $   (229,842)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Correction of an error                          (28,789)              ---
     Depreciation                                     28,323            33,234
     Depletion                                        33,464               ---
   Increase (decrease) in cash from changes in:
     Prepaid expenses and other current assets        15,436           (67,249)
     Accounts payable                                 67,455            26,230
     Tenant security deposit                         (23,320)              ---
     Dividends payable                                   ---            24,000
                                                  -----------       -----------
  Net cash from operating activities                (158,615)         (213,627)
                                                  -----------       -----------

Cash flows from investing activities:
     Purchase of investments - oil & gas wells           ---          (550,000)
                                                  -----------       -----------
  Net cash from investing activities                     ---          (550,000)

Cash flows from financing activities:

               Net decrease in cash                 (158,615)         (763,627)

Cash and cash equivalents, beginning of period       598,467         1,312,343
                                                 ------------      ------------

Cash and cash equivalents, end of period        $    439,852      $    548,716
                                                 ============      ============


   The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.


                           GSV, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of the Business and Basis of Presentation

    Commencing in June 2001, GSV, Inc. and Subsidiaries ("the Company") changed the direction of its business. The Company's business operations since June 2001 include entering into new business operations through acquisitions or mergers and managing existing investments including the Company's oil and gas assets.

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

    The information presented as of June 30, 2003 and for the six-month periods ending June 30, 2003 and 2002, is unaudited, but, in the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2003, the results of its operations for the three and six-month periods ended June 30, 2003 and 2002 and its cash flows for the six-month periods ended June 30, 2003 and 2002. The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.



2. Investments

    The Company has investments in five internet-related companies, which have been accounted for using the cost method. During the quarter ended June 30, 2003, the Company recorded no charge to operations for any further impairment of these investments.

    As described above, the Company acquired working interests in two oil and gas wells effective June 1, 2002 for $550,000 in cash and common stock of the Company valued at $212,500, for a total investment of $762,500. The asset is depleted on a periodic basis using the units of production method. Depletion expense for the quarter ended June 30, 2003 was $11,325. In the fourth quarter of 2002, the properties exhibited a marked decrease in the volume of oil and gas produced. Based upon an independent reserve study performed effective March 2003, the Company reduced the carrying amount of its oil and gas properties by approximately $479,000 for the year ended December 31, 2002.

3. Stockholders' Equity

    Pursuant to the terms of the Asset Purchase Agreement with Polystick U.S. Corp. ("Polystick") effective June 1, 2002, the Company issued 850,000 shares of common stock valued at a price of $.25 per share, the closing price on May 28, 2002, to Polystick.

    See Note 5 for additional equity changes.

4. Correction of an Error

     Retained earnings at the beginning of 2003 has been restated to correct an error in the accrual of oil and gas income receivable at December 31, 2002. The effect of the restatement was to increase net loss for the year ended December 31, 2002 by $28,789, or $0.02 per share.

5. Subsequent Events

     On July 21, 2003, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Polystick, Cybershop, L.L.C., a New Jersey limited liability company and wholly-owned subsidiary of the Company ("Merger Sub"), and Polystick Oil & Gas, Inc., a Delaware corporation and a wholly-owned subsidiary of Polystick ("POGI"), pursuant to which, on the same day, POGI was merged into Merger Sub (the "Merger") and in consideration thereof the Company issued to Polystick 4,500,000 shares of Common Stock and 1,500,000 shares of Series B Preferred Stock.

    In connection with and as a condition to the Merger, the Company redeemed all of its existing outstanding Series A Preferred Stock, par value $0.001 per share, for $400,001, plus dividends payable. The Company paid $263,801 of the redemption price in cash and $200,000 by a full recourse promissory note bearing interest at a rate of 8% per annum and due September 4, 2004, secured by a lien on all of the Company's assets.

5. Net Loss Per Common Share

     Basic and diluted net loss per common share is calculated by dividing net loss per common share after effect of preferred stock dividends by the weighted average number of shares of common stock outstanding during the period as follows:



                             For the Six Months Ended June 30,
               ----------------------------------------------------------------
                           2003                               2002
               -------------------------------   ------------------------------
                                      Per                                Per
                                      ---                                ---
                 Loss      Shares     Share       Loss       Shares      Share
               --------   --------   ------      ------      -------     ------

Loss from
 operations $  (251,184) 2,640,090  $(0.10)   $  (205,842)  1,926,278   $(0.11)
Effect of
 preferred
 stock
 dividends          ---                 ---       (24,000)               (0.01)
             ----------  --------- --------    -----------  ---------   -------

Net loss available
 for common shareholders
            $  (251,184) 2,640,090  $(0.10)   $  (229,842)  1,926,278   $(0.12)
            ============ =========  =======   ============  =========   =======




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Commencing in June 2001, we changed the direction of our business. The business operations since June include entering into new business operations through acquisitions or mergers and managing existing investments including our oil and gas assets.

    Effective June 1, 2002, the Company acquired working interests in two oil and gas wells in the state of Louisiana pursuant to an asset purchase agreement with Polystick U.S. Corp. ("Polystick"), a privately held New York corporation. The consideration consisted of $550,000 in cash and 850,000 shares of the Company's common stock valued at $0.25 per share. Additionally, the Company acquired a one-year option valued at $80,210, including the right of first refusal, to purchase other oil and gas properties held by Polystick.

    Concurrent with the asset purchase agreement, the Company signed a management agreement with Polystick to assist the Company in the management of its oil and gas working interests and the development of new oil and gas activities. The agreement is for one year with an annual consulting fee of $150,000, paid in monthly installments.

    On July 21, 2003 the Company entered into an Agreement and Plan of Merger with Polystick U.S. Corp., a New York corporation ("Polystick"),
Cybershop, L.L.C., a New Jersey limited liability company and wholly-owned subsidiary of the Company ("Merger Sub"), and Polystick Oil & Gas, Inc., a Delaware corporation and wholly-owned subsidiary of Polystick ("POGI"), pursuant to which, on the same day, POGI was merged into Merger Sub (the "Merger") and in consideration thereof the Company issued to Polystick
4,500,000 shares of  Common Stock  and  1,500,000 shares  of Series B Preferred
Stock.

    The sole shareholder of Polystick is RT Sagi Holding Ltd., an Israeli corporation ("RT Sagi"). The sole stockholder of RT Sagi and indirect owner of Polystick is Mr. Sagi Matza.

    Each share of Series B Preferred Stock is convertible at any time at the holder's option into a number of shares of Common Stock equal to $1.00 divided by the conversion price then in effect. The terms upon which the Series B Preferred Stock may be converted into Common Stock are set forth in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on July 18, 2003 (the "Certificate of Designations") a copy of which is filed herewith as Exhibit 3.5 and is incorporated herein by reference. The conversion price is initially $1.00. As of July 21, 2003, the Convertible Preferred Stock owned by Polystick was convertible into 1,500,000 shares of Common Stock.

    No dividends are payable on the Series B Preferred Stock, except that in the event dividends are declared with respect to the Common Stock, each holder of shares of Series B Preferred Stock shall be entitled to receive an amount equal to the amount of dividends that would have been paid on the shares of Common Stock issuable upon conversion of such shares of Series B Preferred Stock had such shares of Series B Preferred Stock been converted into Common Stock immediately before such dividend was declared.

    Upon any Liquidation Event, as defined in the Certificate of Designations, the holders of the outstanding Series B Convertible Preferred Stock will be entitled, before any distribution or payment is made to any holder of Common Stock or any other Junior Stock (as defined in the Certificate of Designations), to be paid an amount equal to $1.00 per share plus the amount of any declared and unpaid dividends thereon. If upon any Liquidation Event the net assets of the Company distributable among the holders of the Series B Preferred Stock are insufficient to permit the payment in full of such preferential amount to the holders of the Series B Preferred Stock, then the entire net assets of the Company to be distributed to the holders of the Series B Preferred Stock will be distributed ratably among the holders of the Series B Preferred Stock in proportion to the amounts they otherwise would have been entitled to receive.

    The Certificate of Designations provides that so long as any shares of Series B Preferred Stock are outstanding, the Company shall not, without the written approval of the holders of at least a majority of the then-outstanding Series B Preferred Stock, increase the maximum number of directors constituting the Company's board of directors to more than seven. The Certificate of Designations also provides that, so long as any shares of Series B Preferred Stock are outstanding, the holders of the Series B Preferred Stock, voting separately as a class, shall be entitled to designate and elect three of the members of the Company's board of directors. Also, a vacancy in any directorship elected by the holders of the Series B Preferred Stock shall be filled only by vote or written consent of the holders of at least a majority of the then outstanding shares of Series B Preferred Stock. The Series B Preferred Stock has no other voting rights except as provided by applicable law.

    As a result of the Merger, the Company, through Merger Sub, has acquired an interest in a Texas limited liability company that is engaged in the business of oil and gas exploration and development in the State of Texas.

    In connection with and as a condition to consummation of the Merger, the Company redeemed all of its existing outstanding Series A Convertible Preferred Stock, par value $0.001 per share, for $400,001 plus dividends payable. The Company paid $263,801 of the redemption price in cash and $200,000 by a promissory note secured by a lien on all of the Company's assets.

    Prior to June 2001, we had sought to identify and develop attractive early stage internet companies in exchange for equity positions in such companies. In connection with this activity, we made investments in Fasturn, Inc., Weema Technologies, Inc., Telephone.com, Inc., MeetChina.com. Inc. and e-Commerce Solutions, Inc. We have since made substantial write downs of our investments to more accurately reflect current market valuations, and our investments do not represent a significant asset. As of June 30, 2003, our investments were valued at approximately 6.9% of the total value of our assets. We are presently investigating as to whether or not there are any business prospects through which material value can be realized from our investments.

Off-Balance Sheet Transactions

    In June 2001, we sublet to Nekema.com our former offices in Jersey City, New Jersey through December 31, 2008. The rent on the sublease was guaranteed by Lumbermens Mutual Casualty Company, d/b/a Kemper Insurance Company until May 2003. In September 2002 Nekema ceased business operations and defaulted on the sublease. Kemper Insurance Company made all payments of rent due under the sublease through May 2003. We ceased paying rent beginning in July 2003 and are actively negotiating a settlement with the landlord. If we are unable to negotiate a settlement with the landlord, we will remain obligated to pay rent on the space until our lease expires in December 2008. The lease contains automatic increases based upon the consumer price index. Estimated minimum future lease payments, including such increases, aggregate approximately $983,000.


Results of Operations

Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002.

Revenues: Revenues for the quarter decreased by $19,048 over the corresponding period of the preceding year due to a decrease in the volume of production from the oil and gas activity.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, and general corporate expenses. General and administrative expenses increased by by 2%, or $4,000 to $204,747 in the second quarter of 2003 from $200,747 in the second quarter of 2002. The increase from the prior period was primarily attributable to depletion of $11,325 and an increase in legal fees of $6,094 partially offset by a decrease in directors fees totaling $9,000 and a decrease in consulting fees totaling $4,378.

Interest income, net: Interest income decreased $3,989 to $1,067 in the second quarter of 2003 from $5,056 in the second quarter of 2002. The decrease is primarily the result of a decrease in average cash and cash equivalents, as well as a decrease in interest rates.

Net Losses: Loss from operations increased by $27,037 from $110,928 in the second quarter of 2002, or ($0.05) per basic and diluted common share, to $137,965 in the second quarter of 2003, or ($0.05) per basic and diluted common share.

Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002.

Revenues: Revenues for the quarter increased by $9,689 over the corresponding period of the preceding year due to an increase in sublease income offset by a decrease in the volume of production from the oil and gas activity.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, and general corporate expenses. General and administrative expenses increased by by 13%, or $47,060 to $398,222 in the first six months of 2003 from $351,162 in the first six months of 2002. The increase from the prior period was primarily attributable to depletion of $33,464 and an increase in consulting fees of $26,000, an increase in office rent of $11,072, and increase in legal fees of $6,946 partially offset by a decrease in directors fees totaling $15,000.

Interest income, net: Interest income decreased $7,971 to $1,957 in the first six months of 2003 from $9,928 in the first six months of 2002. The decrease is primarily the result of a decrease in average cash and cash equivalents, as well as a decrease in interest rates.

Net Losses: Loss from operations increased by $45,342 from $205,842 in the second quarter of 2002, or ($0.11) per basic and diluted common share, to $251,184 in the second quarter of 2003, or ($0.10) per basic and diluted common share. Although revenues increased $10,000, expenses related to the Polystick management agreement signed in June 2001 increased $50,000 from $12,500 in the first six months of 2002 to $62,500 in the first six months of 2003 due to the period of the agreement. Additionally, no depletion was recorded in the first six months of 2002, while $33,464 of depletion was recorded in the first six months of 2003.

Liquidity and Capital Resources

Net cash used in operations decreased by 26%, or $55,012 to $158,615 for the six months ended June 30, 2003, from $213,627 for the six months ended June 30, 2002, primarily as a result of depletion expense and lower rent expense. Current assets other than cash decreased 21%, or $15,436, in the first six months of 2003 from $72,568 at December 31, 2002, to $57,132 at June 30, 2003, reflecting a decrease in accounts receivable offset by an increase in prepaid insurance.

Net cash used in investing activities during the first six months of 2003 was zero as compared to $550,000 in the same period of the prior year due to the purchase of oil and gas wells in 2002.

Net cash provided by financing activities during the first six months of 2003 was zero as compared to zero in the same period of the prior year.

In connection with and as a condition to consummation of the Merger, the Company redeemed all of its existing outstanding Series A Convertible Preferred Stock, par value $0.001 per share, for $400,001 plus dividends payable. The Company paid $263,801 of the redemption price in cash and $200,000 by a promissory note secured by a lien on all of the Company's assets. The note bears interest at the rate of 8% per annum and matures on September 1, 2004.

We believe that our existing capital resources will enable us to maintain our operations at existing levels for at least the next twelve months. The sufficiency of our capital resources is substantially dependent upon our future acquisitions. Accordingly, it is difficult to project our capital needs. However, we will evaluate potential acquisitions in terms of our then existing capital resources and the availability of additional debt or equity financing. There can be no assurance that any additional financing or other sources of capital will be available to us upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on our business, financial condition and operating results.


Forward-Looking Statements:

Some of the statements in this report are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions that are not statements of historical fact. You can identify these statements by the following words:

      - "may"
      - "will"
      - "should"
      - "estimates"
      - "plans"
      - "expects"
      - "believes"
      - "intends"

and similar expressions. We cannot guarantee our future results, performance or achievements. Our actual results and the timing of corporate events may differ significantly from the expectations discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, our limited operating history, history of losses, need to raise additional capital, the high risk nature of our business.


Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to provide reasonable assurance of the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2003 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.    OTHER INFORMATION

Item 2. Changes in Securities

(c) On July 21, 2003, the Company entered into an Agreement and Plan of Merger with Polystick U.S. Corp., a New York corporation ("Polystick"), Cybershop, L.L.C., a New Jersey limited liability company and wholly-owned subsidiary of the Company ("Merger Sub"), and Polystick Oil & Gas, Inc., a Delaware corporation and wholly-owned subsidiary of Polystick ("POGI"), pursuant to which, on the same day, POGI was merged into Merger Sub and in consideration thereof the Company issued to Polystick 4,500,000 shares of Common Stock and 1,500,000 shares of Series B Preferred Stock. The sole stockholder of Polystick is RT Sagi Holding Ltd., an Israeli corporation ("RT Sagi"). The sole stockholder of RT Sagi and indirect owner of Polystick is Mr. Sagi Matza.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits -
     2.1 Agreement and Plan of Merger dated as of July 21, 2003, by and among the Company, Cybershop L.L.C., Polystick Oil & Gas, Inc. and Polystick U.S. Corp. (incorporated by reference to Exhibit 2.2 of the Company's report on Form 8-K, filed July 22, 2003).
     3.1   Certificate of Incorporation (incorporated  by  reference to Exhibit
           3.1 of the Company's Registration Statement on Form S-1, File No. 333-42707).
     3.2 Certificate of Amendment of the Certificate of Incorporation of Cybershop International, Inc. (incorporated by reference to Exhibit
           3.2 of the Company's report on Form 10-Q for the fiscal quarter ended June 30, 1999, File No. 000-23901).
     3.3   Certificate   of  Merger  of  GSV,  Inc.  into  Cybershop.com,  Inc.
           (incorporated by reference to Exhibit 3.5 of the Company's report on Form 10-K for the year ended December 31, 1999, File No. 000-23901).
     3.4 Certificate of designations, preferences and rights of Series A Convertible Preferred Stock of GSV, Inc. (incorporated by reference to Exhibit 3.1 of the Company's report on Form 8-K, filed March 6, 2001).
     3.5 Certificate of designations, preferences and rights of Series B Convertible Preferred Stock of GSV, Inc. (incorporated by reference to Exhibit 4.1 of the Company's report on Form 8-K, filed July 22, 2003).
     3.6   By-Laws as currently in effect (incorporated by reference to Exhibit
           3.2 of the Company's Registration Statement on Form S-1, File No. 333-42707).
     10.2 Stock Redemption Agreement dated as of July 21, 2003, between the Company and Brooks Station Holdings, Inc. (incorporated by reference to Exhibit 4.2 of the Company's report on Form 8-K, filed July 22, 2003).
     10.3 Form of promissory note issued to Brooks Station Holdings, Inc. (incorporated by reference to Exhibit 4.3 of the Company's report on Form 8-K, filed July 22, 2003).
     10.4 Security Agreement dated as of July 21, 2003, by and between the Company and Brooks Station Holdings, Inc. (incorporated by reference to Exhibit 4.4 of the Company's report on Form 8-K, filed July 22, 2003).
     31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. *
     32.1 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002. *

     * Filed herewith

(b)  Reports on Form 8-K

     On April 8, 2003, we filed a report on Form 8-K announcing under Item 9 thereof the signing of a term sheet between the Company and Polystick U.S. Corp. for the purchase by the Company of all oil and gas related properties owned by Polystick U.S. Corp.

     On July 21, 2003, we filed a report on Form 8-K announcing under Item 1 and Item 2 thereof a change in control due to the completion of the purchase by the Company of all oil and gas related properties owned by Polystick U.S. Corp. ("Polystick") and the issuance of 4,500,000 shares of Common Stock and 1,500,000 shares of Series B Preferred Stock to Polystick. The report also announced under Item 5 that we redeemed all of the outstanding Series A Convertible Preferred Stock.



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 8, 2003               By: /s/ Gilad Gat

                                   Gilad Gat
                                   Chief Executive Officer and President
                                   (Principal Executive Officer)
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)




