Form 10QSB
period 2003-09-30
GSV INC
filed 2003-11-13
CIK 1051591

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003

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


The number of shares of the issuer's common stock, par value $.001 per share, outstanding on November 1, 2003 was 7,253,416 shares, excluding 168,592 shares held in Treasury.

Transitional Small Business Disclosure Format (check one):  Yes ---  No -X-


                           GSV, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-QSB

                                                                          Page
PART I.  FINANCIAL INFORMATION                                           Number
                                                                         ------

Item 1.  Financial Statements:

         Consolidated Balance Sheet                                         2

         Consolidated Statements of Operations for the
         Three and Nine Months Ended September, 2003 and 2002 (unaudited)   3

         Consolidated Statements of Cash Flows for the
         Nine Months ended September 30, 2003 and 2002 (unaudited)          4

         Notes to Consolidated Financial Statements                         5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          7

Item 3.  Controls and Procedures                                            9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  10

SIGNATURES                                                                 11




PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                           GSV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   September 30, 2003






         ASSETS
Current Assets:
     Cash and cash equivalents                                      $   114,277
     Account Receivable and other current assets                        176,749
                                                                 --------------
       Total current assets                                             291,026

Investments                                                              65,000
Other long-term assets - geologic studies			 		    2,316,721
Investments - oil & gas wells, net                                      414,454
Property and equipment, net                                             141,543
Other assets                                                              8,957
                                                                 --------------

       Total assets                                                 $ 3,237,701
                                                                 ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $    80,965
     Note payable		           		              			200,000
     Other current liabilities                                           93,180
                                                                 --------------
       Total current liabilities                                        374,145
                                                                 --------------

       Total liabilities                                                374,145
                                                                 --------------

Stockholders' equity:
     Series B Preferred stock, $.001 par
       value; 1,500,000 shares authorized;
      1,500,000 shares issued and outstanding                            1,500
     Common stock, $.001 par value; 75,000,000
       shares authorized; 7,308,690 issued;
       7,253,416 outstanding                                             7,253
     Additional paid-in capital                                     40,839,735
     Treasury stock                                                   (558,998)
     Accumulated deficit                                           (37,425,934)
                                                                --------------
       Total stockholders' equity                                    2,863,556
                                                                --------------

       Total liabilities and stockholders' equity                  $ 3,237,701
                                                                ==============



    The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.



                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



================================================================================
            Three Months Ended September 30,    Nine Months Ended September 30,
--------------------------------------------------------------------------------
                         2003            2002           2003             2002
                     ------------   ------------    ------------    ------------
Sublease income     $    27,930     $    51,638     $   131,205     $   142,030
Oil and gas income       75,264          51,563         117,430          96,563
                    ------------     -----------    ------------    ------------
    Total revenues      103,194         103,201         248,635         238,593

Operating expenses:
General and
  administrative        192,769         176,078         590,991         527,240
                    ------------     -----------    ------------    ------------
    Total operating
       expenses         192,769         176,078         590,991         527,240
Loss from operations
 before interest
 income                 (89,575)        (72,877)       (342,356)       (288,647)
Interest income, net        681           2,031           2,638          11,959
Writedown of
 investments                            (20,000)                        (20,000)
Gain on sale                             45,000                          45,000
                    ------------    ------------    ------------    ------------
Loss from
  operations            (88,894)        (45,846)       (339,718)       (251,688)
                    ------------    ------------    ------------    ------------
Net loss            $   (88,894)    $   (45,846)    $  (339,718)    $  (251,688)
                    ------------    ------------    ------------    ------------
Preferred stock
  dividend                  ---                             ---          24,000
                    ------------    ------------    ------------    ------------
Net loss available
  to common
  stockholders      $   (88,894)    $   (45,846)    $  (339,718)    $  (275,688)
                    ============    ============    ============    ============

Basic and diluted net
  loss per common share:
 Loss per common share
 from operations    $     (0.01)    $     (0.02)    $     (0.08)    $     (0.13)
                    ============    ============    ============    ============
Weighted average common
 shares outstanding, basic
 and diluted          6,112,916       2,640,090       3,810,420       2,166,830
================================================================================


   The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.


                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                Nine Months Ended September 30,
                                                -----------------------------
                                                      2003              2002
                                                ------------      ------------

Cash flows from operating activities:
   Net loss                                     $   (339,718)     $   (275,688)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Cost of preferred stock previously issued        20,000              ---
     Correction of an error                          (28,789)	        ---
     Depreciation                                     42,079            49,851
     Depletion                                        78,349            40,197
     Gain on sale of investments                                       (45,000)
     Writedown of securities held for sale                              20,000
   Increase (decrease) in cash from changes in:
     Account receivable and other current assets    (207,699)          (88,603)
     Other assets							26,642
     Accounts payable                                288,204             7,393
     Tenant security deposit                         (51,250)              ---
     Dividends payable                               (63,801)           24,000
                                                  -----------       -----------
  Net cash from operating activities                (235,983)         (267,850)
                                                  -----------       -----------

Cash flows from investing activities:
     Proceeds from sales of investments                ---              75,000
     Purchase of investments - oil & gas wells       (48,207)         (550,000)
                                                  -----------       -----------
  Net cash from investing activities                 (48,207)         (475,000)

Cash flows from financing activities:
    Redemption of preferred stock                   (200,000)             ---
                                                  -----------       -----------
  Net cash from financing activities                (200,000)             ---
                                                  -----------       -----------

               Net decrease in cash                 (484,190)         (742,850)

Cash and cash equivalents, beginning of period       598,467         1,312,343
                                                 ------------      ------------

Cash and cash equivalents, end of period        $    114,277      $    569,493
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

    Concurrent with the asset purchase agreement, the Company signed a management agreement with Polystick U.S. Corp. to assist the Company in the managment of its oil and gas working interests and the development of new oil and gas activities. The agreement was for one year with an annual consulting fee of $150,000, paid in monthly installments.

    On July 21, 2003, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Polystick U.S. Corp., Cybershop, L.L.C., a New Jersey limited liability company and wholly-owned subsidiary of the Company ("Merger Sub"), and Polystick Oil & Gas, Inc., a Delaware corporation and a wholly-owned subsidiary of Polystick ("POGI), pursuant to which, on the same day, POGI was merged into Merger Sub (the "Merger") and in consideration thereof the Company issued to polystick 4,500,000 shares of Common Stock and 1,500,000 shares of Series B Preferred Stock.

    As a result of the Merger, the Company, through Merger Sub, acquired an interest in Century Royalty LLC ("Century"), a Texas limited liability company that holds certain oil and gas properties in Texas plus an additional interest in the Louisiana properties in which the Company presently holds an interest. Century also holds the rights to certain geologic studies.

    The information presented as of September 30, 2003 and for the nine-month periods ending September 30, 2003 and 2002, is unaudited, but, in the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments)which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2003, the results of its operations for the three and nine-month periods ended September 30, 2003 and 2002 and its cash flows for the nine-month periods ended September 30, 2003 and 2002. The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.



2. Investments

    The Company has investments in five internet-related companies, which have been accounted for using the cost method. During the quarter ended September 30, 2003, the Company recorded no charge to operations for any further impairment of these investments.

    As described above, the Company acquired working interests in two oil and gas wells effective June 1, 2002 for $550,000 in cash and common stock of the Company valued at $212,500, for a total investment of $762,500. The assetis depleted on a periodic basis using the units of production method. Depletion expense for the quarter ended September 30, 2003 was $3,265. In the fourth quarter of 2002, the properties exhibited a marked decrease in the volume of oil and gas produced. Based upon an independent reserve study performed effective March 2003, the Company reduced the carrying amount of its oil and gas properties by approximately $479,000 for the year ended December 31, 2002.

  As described above, on July 21, 2003, the Company entered into the Merger Agreement, pursuant to which, on the same day, POGI was merged into Merger Sub and in consideration thereof the Company issued to Polystick 4,500,000 shares of Common Stock and 1,500,000 shares of Series B Preferred Stock.

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

    As a result of the merger, the Company acquired an interest in Century, which holds certain oil and gas properties in Texas plus an additionalinterest in the Louisiana properties in which the Company presently holds an interest. Century also holds the rights to certain geologic studies that are included in other long term assets on the accompanying balance sheet.

3. Stockholders' Equity

    Pursuant to the terms of the Asset Purchase Agreement with Polystick U.S. Corp. ("Polystick") effective June 1, 2002, the Company issued 850,000 shares of common stock valued at a price of $.25 per share, the closing price on May 28, 2002, to Polystick.

    See Note 2 for additional equity changes.

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



5. Net Loss Per Common Share

     Basic and diluted net loss per common share is calculated by dividing net loss per common share after effect of preferred stock dividends by the weighted average number of shares of common stock outstanding during the period as follows:



                             For the nine Months Ended September 30,
               ----------------------------------------------------------------
                           2003                               2002
               -------------------------------   ------------------------------
                                      Per                                Per
                                      ---                                ---
                 Loss      Shares     Share       Loss       Shares      Share
               --------   --------   ------      ------      -------     ------

Loss from
 operations $  (339,718) 3,810,420  $(0.08)   $  (251,688)  2,166,830   $(0.12)
Effect of
 preferred
 stock
 dividends          ---                ---        (24,000)               (0.01)
             ----------  --------- --------    -----------  ---------   -------

Net loss available
 for common shareholders
            $  (339,718) 3,810,420  $(0.08)   $  (275,688)   2,166,830   $(0.13)
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

    Concurrent with the asset purchase agreement, the Company signed a management agreement with Polystick to assist the Company in the management of its oil and gas working interests and the development of new oil and gas activities. The agreement was for one year with an annual consulting fee of $150,000, paid in monthly installments.

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

    The sole shareholder of Polystick is RT Sagi Holding Ltd., an Israeli corporation ("RT Sagi"). The sole stockholder of RT Sagi and indirect owner of Polystick is Mr. Sagi Matza ("Matza"). Effective as of the consummation of the Merger, Matza was appointed to the Company's board of directors as the designee of Polystick. Polystick may in the future elect two additional persons to the Company's board of directors, but has no present plans to do so. The Company's two directors prior to the Merger, Messrs. Gilad Gat and Yoav Bitter, have continued as directors of the Company following the Merger.

    Each share of Series B Preferred Stock is convertible at any time at the holder's option into a number of shares of Common Stock equal to $1.00 divided by the conversion price then in effect. The terms upon which the Series B Preferred Stock may be converted into Common Stock are set forth in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on July 18, 2003 (the "Certificate of Designations") a copy of which is filed herewith as Exhibit 3.5 and is incorporated herein by reference. As of November 1, 2003, the Convertible Preferred Stock owned by Polystick was convertible into 1,500,000 shares of Common Stock.

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

    As a result of the Merger, the Company, through Merger Sub, has acquired an interest in Century Royalty LLC, a Texas limited liability company that holds certain oil and gas properties in Texas plus an additional interest in the Louisiana properties in which the Company presently holds an interest. Century Royalty LLP also holds the rights to certain geologic studies. Due to the existence of certain revenue overrides accruing to the benefit of Polystick, the operations of Century are included in the accompanying statements of operations.

    In connection with and as a condition to consummation of the Merger, the Company redeemed all of its existing outstanding Series A Convertible Preferred Stock, par value $0.001 per share, for $400,001 plus dividends payable. The Company paid $263,801 of the redemption price in cash and $200,000 by a promissory note secured by a lien on all of the Company's assets.

    Prior to June 2001, we had sought to identify and develop attractive early stage internet companies in exchange for equity positions in such companies. In connection with this activity, we made investments in Fasturn, Inc., Weema Technologies, Inc., Telephone.com, Inc., MeetChina.com. Inc. and e-Commerce Solutions, Inc. We have since made substantial write downs of our investments to more accurately reflect current market valuations, and our investments do not represent a significant asset. As of September 30, 2003, our investments were valued at approximately 2% of the total value of our assets. We are presently investigating as to whether or not there are any business prospects through which material value can be realized from our investments.

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


Results of Operations

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002.

Revenues: Revenues for the quarter are the same over the corresponding period of the preceding year. However, while sublease income and oil and gas income were approximately equal in the quarter ended September 30, 2002, the proportion of revenues contributed by sublease income and oil and gas income were 27% and 73%, respectively, in the quarter ended September 30, 2003. This change in sublease income is attributable to the fact that Kemper Insurance Company ceased paying rent under the guarantee of Nekema.com's sublease in May 2003.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, and general corporate expenses. General and administrative expenses increased by by 9%, or $16,691 to $192,769 in the third quarter of 2003 from $176,078 in the third quarter of 2002. The increase from the prior period was primarily attributable to expenses associated with the acquisitions.

Interest income, net: Interest income decreased $1,350 to $681 in the third quarter of 2003 from $2,031 in the third quarter of 2002. The decrease is primarily the result of a decrease in average cash and cash equivalents, as well as a decrease in interest rates.

Net Losses: Loss from operations increased by $43,048 from $45,846 in the third quarter of 2002, or ($0.02) per basic and diluted common share, to $88,894 in the third quarter of 2003, or ($0.01) per basic and diluted common share.

Nine Months Ended September 30, 2003 compared to Nine Months Ended September30, 2002.

Revenues:    Revenues  for  the  nine  months  increased  by  $10,042  over the corresponding period of the preceding year due to an increase in oil and gas income from acquisitions of properties and the interest in Century Royalty, LLC.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, and general corporate expenses. General and administrative expenses increased by by 12%,or $63,751 to $590,991 in the first nine months of 2003 from $527,240 in the first nine months of 2002. The increase from the prior period was primarily attributable to an increase in consulting fees of $64,984, and an increase in legal fees of $28,211.

Interest income, net: Interest income decreased $9,321 to $2,638 in the first nine months of 2003 from $11,959 in the first nine months of 2002. The decrease is primarily the result of a decrease in average cash and cash equivalents, as well as a decrease in interest rates.

Net Losses: Loss from operations increased by $88,030 from $251,688 in the third quarter of 2002, or ($0.13) per basic and diluted common share, to $339,718 in the third quarter of 2003, or ($0.08) per basic and diluted common share. Although revenues increased $10,042, expenses related to the Polystick management agreement signed in June 2001 increased $50,000 from $12,500 in the first nine months of 2002 to $62,500 in the first nine months of 2003 due to the period of the agreement. Additionally, no depletion was recorded in the first nine months of 2002, while $78,349 of depletion was recorded in the first nine months of 2003.

Liquidity and Capital Resources

Net cash used in operations decreased by 11%, or $63,734 to $235,983 for the nine months ended September 30, 2003, from $267,850 for the nine months ended September 30, 2002, primarily as a result of increased depletion.

The Company issued to Polystick 4,500,000 shares of Common Stock and 1,500,000 shares of Series B preferred Stock valued at $2,625,000 to acquire assets in a non-cash transaction.

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


Item 3. Controls and Procedures

The  Company's  Chief  Executive  Officer  and  Chief  Financial Officer, after
evaluating   the  effectiveness  of  the   Company's  disclosure  controls  and
procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that, as of the
Evaluation  Date,  the  Company's  disclosure  controls  and   procedures  were
effective to provide reasonable assurance of the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.    OTHER INFORMATION

Item 2. Changes in Securities

(c)(i) On July 21, 2003, the Company entered into an Agreement and Plan of Merger with Polystick U.S. Corp., a New York corporation ("Polystick"), Cybershop, L.L.C., a New Jersey limited liability company and wholly-owned subsidiary of the Company ("Merger Sub"), and Polystick Oil & Gas, Inc., a Delaware corporation and wholly-owned subsidiary of Polystick ("POGI"), pursuant to which, on the same day, POGI was merged into Merger Sub and in consideration thereof the Company issued to Polystick 4,500,000 shares of Common Stock and 1,500,000 shares of Series B Preferred Stock. The sole stockholder of Polystick is RT Sagi Holding Ltd., an Israeli corporation ("RT Sagi"). The sole stockholder of RT Sagi and indirect owner of Polystick is Mr. Sagi Matza.

  (ii) On October 31, 2003, the Company issued 113,326 shares of Common Stock to Walter M. Epstein, a consultant to the Company, in exchange for the the cancellation of the Company's obligation to pay Mr. Epstein fees aggregating $28,331. The Company also issued options to Mr. Epstein under the Company's 1998 Stock Option Plan(the "1998 Plan") to purchase $30,000 shares of Common Stock at a price of $0.10 per share.

 (iii) On October 31, 2003, the Company issued options to purchase 10,000 shares at a price of $0.6 per share under the Company's 1998 Stock Option Plan to Michael Moldowan, a consultant to the Company. On the same day, the Company issued options under the 1998 Plan to purchase 120,000 shares of Common Stock at a price of $0.6 per share to each of the Company's directors - Yoav Bitter, Gilad Gat and Sagi Matza.

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

     * Filed herewith

(b)  Reports on Form 8-K

     On July 21, 2003, we filed a report on Form 8-K announcing under Item 1 and Item 2 thereof a change in control due to the completion of the purchase by the Company of all oil and gas related properties owned by Polystick U.S. Corp. ("Polystick") and the issuance of 4,500,000 shares of Common Stock and 1,500,000 shares of Series B Preferred Stock to Polystick. The report also announced under Item 5 that we redeemed all of the outstanding Series A Convertible Preferred Stock. We amended the report on October 3, 2003 to include the required financial statements relating to the acquired assets.



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 13, 2003               By: /s/ Gilad Gat

                                   Gilad Gat
                                   Chief Executive Officer and President
                                   (Principal Executive Officer)
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)




