Form 10KSB
GSV INC
filed 2004-04-14
CIK 1051591

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10-KSB
                 [X] ANNUAL REPORT UNDER SECTION l3 OR l5(d) OF
                       THE SECURITIES EXCHANGE ACT OF l934

                   For the fiscal year ended December 31, 2003

                                       OR

                     [ ] TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from          to
                                               --------     --------

                        Commission file number 000-23901

                                    GSV, INC.

                 (Name of small business issuer in its charter)



           Delaware                                   13-3979226
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

                    191 Post Road West, Westport, CT      06880
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
 X  Yes     No
---     ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              ---

The issuer's revenues for the year ended December 31, 2003 were $317,522.

The aggregate market value of our voting common equity held by non-affiliates on March 31, 2004, was approximately $140,239. On such date, the last sale price of our common stock was $ 0.07 per share. While such market value excludes the market value of shares that may be beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

As of March 31, 2004, there were 7,353,408 shares of common stock outstanding, excluding 168,600 shares of our common stock held in Treasury.

Transitional Small Business Disclosure Format (check one):     Yes   X  No
                                                           ---      ---

                                     PART I

Item 1. Description of Business.

We were formed as a Delaware corporation on October 29, 1997.

Since July 2003 our business operations have been focused on managing our existing investments in oil and gas assets and entering into new investments in this industry. From June 2001 to July 2003, our business operations included managing our existing investments and entering into new business operations through acquisitions or mergers.

Prior to June 2001, we had sought to identify and develop attractive early stage internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of December 31, 2003, these investments were valued at approximately 1.8% of the total value of our assets. We are presently investigating as to whether or not there are any business prospects through which material value can be realized from these investments.

Effective June 1, 2002, we acquired working interests in two oil and gas wells in the state of Louisiana pursuant to an asset purchase agreement with Polystick U.S. Corp. ("Polystick"), a privately held New York corporation. The consideration consisted of $550,000 in cash and 850,000 shares of our common stock valued at $0.25 per share. Additionally, we acquired a one-year option valued at $80,210, including the right of first refusal, to purchase other oil and gas properties held by Polystick.

On July 21, 2003, we entered into an Agreement and Plan of Merger with Polystick, Cybershop, L.L.C., a New Jersey limited liability company and wholly-owned subsidiary of GSV, Inc., and Polystick Oil & Gas, Inc., a Delaware corporation and wholly-owned subsidiary of Polystick ("POGI"), pursuant to which, on the same day, POGI was merged into Cybershop, L.L.C. and in consideration thereof we issued to Polystick 4,500,000 shares of our common stock and 1,500,000 shares of our Series B Preferred Stock.

As a result of the merger, we acquired, through Cybershop, L.L.C., an interest in Century Royalty LLC, a Texas limited liability company that holds certain oil and gas properties in Texas plus an additional interest in the Louisiana properties in which we presently hold an interest. Century Royalty also holds the rights to certain geologic studies. Century Royalty is a member of a working interest partnership that has identified several prospects derived from the geological studies and is working towards drilling these prospects. Century Royalty has a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $ 1.25 million of investment, whichever comes first. Century Royalty has a 20% participation interest in all subsequent wells drilled in the first 5 prospects. For later prospects, Century Royalty is entitled to an 80% participation interest. GSV is entitled to the first $4,168,659 of net income in Century Royalty and to 75% of net income thereafter. We have already received $12,952 of this amount as of the date of this report.

We face competition for good exploratory prospects or existing developmental prospects from entities possessing substantially larger financial resources and staffs. The demand for domestically produced gas remains substantial and should remain substantial in the foreseeable future especially in light of the turmoil in the Middle East.

We own less than 100% of the working interest in our gas holdings. We do not conduct any operations. Operations are conducted by operating companies that follow the instructions of the working interest owners. Because of this structure, drilling and operating decisions are not entirely within our control. If we disagree with the decision of a majority of working interest owners, we may be required, among other things, to decline to participate in a particular activity. If we decline to participate, we might be required to relinquish our interest. Under most operating agreements, the operator is given direct and full control over all operations on the property and is obligated to conduct operations in a workman-like manner; however the operator is usually not liable to the working interest owners for losses sustained or for liabilities incurred, except those resulting from its own gross negligence or willful misconduct. Each working interest owner is generally liable for its share of the costs of developing and operating jointly owned properties. The operator is required to pay the expenses of developing and operating the property and will invoice working interest owners for their proportionate share of such costs.

As of December 31, 2003, we had one full-time employee (including management). Our employee is not represented by any collective bargaining organization.

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

Wells and acreage: At March 31, 2004, we owned non-operated working interests in 2 producing wells on 746 gross (21 net) acres covered by state leases in Assumption Parish, Louisiana. The properties are operated by Southwestern Energy Production Company. The wells are primarily gas producing. For the year ending December 31, 2003, the wells produced 9,310 gross, 260 net barrels of oilat an average price of $27.05 per barrel, and 439,290 million cubic feet (mcf) gross, 11,930 mcf net natural gas at an average price of $6.24 per mcf. For the period June 1, 2002 (the acquisition date) to December 31, 2002, the wells produced 43,000 gross, 862 net barrels of oil at an average price of $27.10 per barrel, and 1,919,000 mcf gross, 38,000 mcf net natural gas at an average price of $3.60 per mcf. We pay Southwestern Energy Production Company a monthly fee to support production costs.

At March 31, 2004, we owned a non-operating working interest in one undeveloped well on 80 gross (12 net) acres in Texas.

We have not reported to, nor filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of our last fiscal year. We did not participate in the drilling of any wells during fiscal 2003.

In June 2001, we sublet to Nekema.com our former offices in Jersey City, New Jersey through December 31, 2008. The rent on the sublease was guaranteed by Lumbermens Mutual Casualty Company, d/b/a Kemper Insurance Company, until May 2003. In September 2002 Nekema.com ceased business operations and defaulted on the sublease. Kemper Insurance Company made all payments of rent due under the sublease through May 2003. We ceased paying rent beginning in July 2003 and since then have been negotiating towards a settlement with the landlord. If we are unable to negotiate a settlement with the landlord, we will remain obligated to pay rent on the space until our lease expires in December 2008. The lease contains automatic increases based upon the consumer price index. Estimated minimum future lease payments, including such increases, aggregate approximately $902,165.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

Our common stock is currently trading on the OTC Bulletin Board under the symbol "GSVI."

The following table sets forth the range of quarterly high and low sales prices for shares of our common stock for each quarter of 2002 and 2003 and for the first quarter of 2004 as reported on the OTC Bulletin Board.

Fiscal Year                  2004               2003                2002
                         High    Low        High     Low        High     Low
                        ------  ------     ------   ------     ------   ------
First Quarter           $0.11    $0.07      $0.14    $0.08     $0.30    $0.03
Second Quarter                              $0.21    $0.07     $0.29    $0.10
Third Quarter                               $0.40    $0.10     $0.25    $0.08
Fourth Quarter                              $0.25    $0.08     $0.14    $0.06

Our common stock trades only sporadically. The public market for our common stock is limited and you should not assume that these quotations reflect prices that you might be able to obtain in actual market transactions or in transactions involving substantial numbers of shares.

As of March 31, 2004, there were 95 holders of record of our common stock.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2003, with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.


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


Equity Compensation
Plans Approved by
Security Holders     440,000            $.54 per share            160,000

Equity Compensation
Plans Not Approved by
Security Holders          0                 $0                     14,000

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

We did not sell any of our securities without registration under the Securities Act of 1933 during the fourth quarter of 2003.

On February 9, 2004, we borrowed $25,000 from Brooks Station Holdings, Inc., a private investment corporation. In partial consideration for the loan, we issued 100,000 shares of common stock to Brooks Station. On March 18, 2004, we borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. Each loan is evidenced by a promissory note bearing interest at 8% per annum and maturing on September 1, 2004 and is secured by a lien on all of our assets.

Neither we nor any "affiliated purchasers," as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, repurchased any of our equity securities during the fourth quarter of 2003.

Item 6. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

Since July 2003 our business operations have been focused on managing our existing investments in oil and gas assets and entering into new investments in this industry. From June 2001 to July 2003, our business operations included managing our existing investments and entering into new business operations through acquisitions or mergers.

Prior to June 2001, we had sought to identify and develop attractive early stage internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and our investments do not represent a significant asset. As of December 31, 2003, these investments were valued at approximately 1.8% of the total value of our assets. We are presently investigating whether or not there are any business prospects through which material value can be realized from these investments.

Effective June 1, 2002, we acquired working interests in two oil and gas wells in the state of Louisiana pursuant to an asset purchase agreement with Polystick. The consideration consisted of $550,000 in cash and 850,000 shares of our common stock valued at $0.25 per share. Additionally, we acquired a one-year option valued at $80,210, including the right of first refusal, to purchase other oil and gas properties held by Polystick.

On July 21, 2003, we entered into an Agreement and Plan of Merger with Polystick, Cybershop, L.L.C., a New Jersey limited liability company and wholly-owned subsidiary of GSV, Inc. and Polystick Oil & Gas, Inc., a Delaware corporation and wholly-owned subsidiary of Polystick ("POGI"), pursuant to which, on the same day, POGI was merged into Cybershop, L.L.C. and in consideration thereof we issued to Polystick 4,500,000 shares of our common stock and 1,500,000 shares of our Series B Preferred Stock.

As a result of the merger we acquired, through Cybershop L.L.C., an interest in Century Royalty LLC, a Texas limited liability company that holds certain oil and gas properties in Texas plus an additional interest in the Louisiana properties in which we presently hold an interest. Century Royalty LLC also holds the rights to certain geologic studies. Due to the existence of certain revenue overrides accruing to the benefit of Polystick, the operations of Century Royalty LLC are included in the accompanying statements of operations.

The sole shareholder of Polystick is RT Sagi Holding Ltd., an Israeli corporation. The sole stockholder of RT Sagi and indirect owner of Polystick is Mr. Sagi Matza. Effective as of the consummation of the Merger, Mr. Matza was appointed to our board of directors as the designee of Polystick. Polystick has the right to elect two additional persons to our board of directors, but has not yet done so.

Each share of Series B Preferred Stock is convertible at any time at the holder's option into a number of shares of common stock equal to $1.00 divided by the conversion price then in effect. The terms upon which the Series B Preferred Stock may be converted into common stock are set forth in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on July 18, 2003. As of November 1, 2003, the Series B Preferred Stock owned by Polystick was convertible into 1,500,000 shares of common stock.

No dividends are payable on the Series B Preferred Stock, except that in the event dividends are declared with respect to the common stock each holder of shares of Series B Preferred Stock will be entitled to receive an amount equal to the amount of dividends that would have been paid on the shares of common stock issuable upon conversion of such shares of Series B Preferred Stock had such shares of Series B Preferred Stock been converted into common stock immediately before the dividend was declared.

Upon any Liquidation Event, as defined in the Certificate of Designations, the holders of the outstanding Series B Convertible Preferred Stock will be entitled, before any distribution or payment is made to any holder of common stock or any other Junior Stock (as defined in the Certificate of Designations), to be paid an amount equal to $1.00 per share plus the amount of any declared and unpaid dividends thereon. If upon any Liquidation Event the net assets of GSV, Inc. distributable among the holders of the Series B Preferred Stock are insufficient to permit the payment in full of such preferential amount to the holders of the Series B Preferred Stock, then the entire net assets of GSV, Inc. will be distributed ratably among the holders of the Series B Preferred Stock in proportion to the amounts they otherwise would have been entitled to receive.

The Certificate of Designations provides that so long as any shares of Series B Preferred Stock are outstanding, we will not, without the written approval of the holders of at least a majority of the then-outstanding Series B Preferred Stock, increase the maximum number of directors constituting our board of directors to more than seven. The Certificate of Designations also provides that, so long as any shares of Series B Preferred Stock are outstanding, the holders of the Series B Preferred Stock, voting separately as a class, will be entitled to designate and elect three of the members of our board of directors. Also, a vacancy in any directorship elected by the holders of the Series B Preferred Stock may be filled only by vote or written consent of the holders of at least a majority of the then outstanding shares of Series B Preferred Stock. The Series B Preferred Stock has no other voting rights except as provided by applicable law.

In connection with and as a condition to consummation of the merger in July 2003, we redeemed all of our outstanding Series A Convertible Preferred Stock, par value $0.001 per share, for $400,001 plus dividends payable. We paid $263,801 of the redemption price in cash and $200,000 by a promissory note secured by a lien on all of our assets.

Off-Balance Sheet Transactions

In June 2001, we sublet to Nekema.com our former offices in Jersey City, New Jersey through December 31, 2008. The rent on the sublease was guaranteed by Lumbermens Mutual Casualty Company, d/b/a Kemper Insurance Company, until May 2003. In September 2002 Nekema ceased business operations and defaulted on the sublease. Kemper Insurance Company made all payments of rent due under the sublease through May 2003. We ceased paying rent beginning in July 2003 and since then have been negotiating towards a settlement with the landlord. If we are unable to negotiate a settlement with the landlord, we will remain obligated to pay rent on the space until our lease expires in December 2008. The lease contains automatic increases based upon the consumer price index. Estimated minimum future lease payments, including such increases, aggregate approximately $902,165.

Results of Operations

Year Ended December 31, 2003 compared to Year Ended December 31, 2002.

Revenue: Revenue consisted of royalty payments from our working interests in two oil and gas wells in the state of Louisiana and rent payments on the space in Jersey City sublet to Nekema.com. Revenues decreased by 6.8%, to $284,750 in 2003 from $305,611 in 2002. The decrease in revenues for this period is a result of the decrease in production is the Louisiana wells and the termination of rent on the space in Jersey City in June 2003.

General and administrative: General and administrative expenses consisted primarily of payroll and payroll-related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, depreciation and general corporate expenses. General and administrative expenses increased by 36.3%, or $263,161, to $988,494 in the year ended December 31, 2003, from $725,333 in the prior year. The increase in 2003 was the result of increased activity relating to the oil and gas operations, a write-off of $131,169 of fixed equipment related primarily to the New Jersey office in the fourth quarter of 2003, and an increase in legal and accounting fees resulting from the merger in July 2003.

Interest income, net: Interest income decreased by 71.6%, or $9,710, to $3,845 in the year ended December 31, 2003, from $13,546 in the prior year. The decrease is primarily the result of a decrease in average cash and cash equivalents.

Net Losses: Loss from operations decreased by 16.1%, or $138,498, to $721,566 in the year ended December 31, 2003, or ($0.15) per basic and diluted common share, from $860,064 in the prior year, or ($0.38) per basic and diluted common share. The decreased loss was primarily due to the change in operations. Net loss available to common stockholders in the year ended December 31, 2003, was $721,566, or ($0.15) per basic and diluted common share, as compared to $908,064, or ($0.38) per basic and diluted common share, in the prior year.

Year Ended December 31, 2002 compared to Year Ended December 31, 2001.

Revenue: Revenue consisted of royalty payments from our working interests in two oil and gas wells in the State of Louisiana and rent payments on the space in Jersey City sublet to Nekema.com. Revenues increased by 178,392, or 140.2%, to $305,611 in 2002 from $127,219 in 2001, primarily because of the addition of revenues from the interests in the oil and gas wells.

General and administrative: General and administrative expenses consisted primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, and general corporate expenses. General and administrative expenses decreased by 45.6%, or $609,011, to $725,333 in the year ended December 31, 2002 from $1,334,344 in the prior year. The decrease in 2003 was the result of decreased wages and an insurance settlement we received in 2002.

Interest income, net: Interest income decreased by 84.0%, or $71,371, to $13,546 in the year ended December 31, 2002, from $84,917 in the prior year. The decrease was primarily the result of a decrease in average cash and cash equivalents.

Net Losses: Loss from operations decreased by 64.2%, or $1,545,599, to $860,064 in the year ended December 31, 2002, or ($0.38) per basic and diluted common share, from $2,405,663 in the prior year, or ($1.34) per basic and diluted common share. The decreased loss was primarily due to the change in operations and a smaller writedown on investments, as well as increased revenues. We invested in two oil and gas wells, increasing revenue. Net loss available to common stockholders in the year ended December 31, 2002 was $908,064, or ($0.38) per basic and diluted common share, as compared to $2,446,463 or ($1.36) in the prior year.

Liquidity and Capital Resources

Net cash used in operations increased by 21.8%, or $46,642, from $213,876 in the year ended December 31, 2002, to $260,518 in the year ended December 31, 2003. The increase was primarily due to higher general and administrative expenses in 2003. Cash used in operations in 2001 was $1,294,893.

Net cash provided by investing activities during the year ended December 31, 2003, was $(55,739), as compared to $(475,000) in the prior year.

Net cash provided by financing activities during the year ended December 31, 2002, was $(263,801), as compared to $(25,000) in the prior year. The decrease was the result of a partial redemption of the preferred stock.

We issued to Polystick 4,500,000 shares of common stock and 1,500,000 shares of Series B Preferred Stock valued at $2,625,000 to acquire assets in a non-cash transaction.

In connection with and as a condition to consummation of the merger in July 2003, was redeemed all of our existing outstanding Series A Convertible Preferred Stock, par value $0.001 per share, for $400,001 plus dividends payable. We paid $263,801 of the redemption price in cash and $200,000 by a promissory note secured by a lien on all of our assets. The note bears interest at the rate of 8% per annum and matures on September 1, 2004.

After the year end, we issued two notes payable in the amount of $25,000 each bearing interest at 8% per annum and due September 1, 2004, and issued 200,000 restricted shares of common stock to the lender. We are presently in negotiations for an additional infusion of $200,000 to $1,000,000 in debt and equity financing but we cannot assure you that we will be able to obtain all or any of this financing.

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

Item 8A. Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004 (the "Evaluation Date"), has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to GSV, Inc. that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                                    PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a) of The Exchange Act

Our directors and executive officers are as follows:

        Name                    Age     Title
        Sagi Matza              35      Chairman of the Board

        Gilad Gat               40      Chief Executive Officer, Chief Financial
                                        Officer and Director

        Yoav Bitter             36      Director

SAGI MATZA has served as Chairman of the Board of GSV, Inc. since July 28, 2003 and as a director since July 21, 2003. He has been the Chief Executive Officer of Polystick U.S. Corp., a New York corporation engaged in the business of investing in oil and gas assets, since April 1999. From 1989 until April 1999 he was the Chief Executive Officer of Polystick Ltd., an Israeli corporation engaged in chemical manufacturing, petrochemical trading and manufacturing and adhesives manufacturing and distribution. Mr. Sagi founded Polystick U.S. Corp.

GILAD GAT has served as President and Chief Executive Officer of GSV, Inc. since May 2001 and as Chief Financial Officer since September 30, 2002. He served as Chairman of the Board from May 2001 until July 28, 2003. Mr. Gat was the President and a director of Brooks Station Holdings, Inc., a private investment corporation, from February 2001 to December 2002. From 1996 until May 2001, Mr. Gat was a self-employed entrepreneur. Prior to 1996, Mr. Gat held various positions in the banking industry in Israel. Mr. Gat holds a BA in economics and an MBA from the Hebrew University in Jerusalem.

YOAV BITTER has served as a director of GSV, Inc. since May 2001. Since December 1999, Mr. Bitter has been President of TIG Ventures, a company engaged in strategic consulting and implementation. From August 1999 until May 2002, he was Executive Vice President of Strategic Business Development of ElephantX Online Securities LLC, an internet financial services company, which he co-founded. From 1997 until August 1999, Mr. Bitter was a partner and Director, Marketing/Sales at Hambro America Securities, Inc., a private equity investment corporation. Mr. Bitter holds a B.A. in economics from Queens College and an M.B.A. with honors (Beta Gamma Sigma) from Zicklin School of Business, Baruch College.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors and holders of more than 10% of our common stock (collectively "Reporting Persons") to file reports of initial ownership, ownership and changes in ownership of the common stock with the Securities and Exchange Commission within certain time periods and to furnish the Company with copies of all such reports. Based solely on our review of copies of such reports furnished to us by such Reporting Persons or on the written representations of such Reporting Persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended December 31, 2003, all of the Reporting Persons complied with their Section 16(a) filing requirements.

Code of Ethics.

We adopted a code of ethics for our officers, directors and employees in April 2004. We have filed a copy of the code of ethics as Exhibit 14.1 to this annual report.

Item 10. Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the fiscal years ended December 31, 2003, 2002 and 2001, by our chief executive officer and our other executive officers whose total compensation exceeded $100,000 ("Named Executive Officers").

                Annual Compensation                    Long-Term Compensation

Name &                                           Other        Securities
Principal                                        Annual        Underlying
Position        Year    Salary      Bonus     Compensation      Options

Gilad Gat(1)    2003   $120,000        -            -           120,000
                2002   $120,000     $ 30,000        -                 -
                2001   $ 93,500        -            -            20,000

Jeffrey
Tauber(2)       2001   $104,167        -       $250,000(2)            -

(1) Mr. Gat became President and Chief Executive Officer on May 4, 2001. Mr. Gat's annual salary is $120,000.
(2) Mr. Tauber resigned on May 4, 2001. Mr. Tauber received a severance payment of $250,000.


Option Grants in Last Fiscal Year

                            Number of           % of Total Options
                            Securities             Granted to
                        Underlying Options     Employees in Fiscal        Exercise or Base
Name                        Granted (#)               Year                      Price           Expiration Date
                            -----------               ----                      -----           ---------------

Gilad Gat                     120,000                  100                      $0.60           October 31, 2008

The options issued to Mr. Gat were exercisable in full upon grant.

Stock Option Exercises and Holdings

Our Named Executive Officers did not exercise any options in 2003. The following table sets forth the number of shares of common stock underlying unexercised options held by our Named Executive Officers as of December 31, 2003. At December 31, 2003, none of our Named Executive Officers held any "in-the-money" stock options.


                                         Number of Securities Underlying
                                             Unexercised Options at
                                                December 31, 2003
Name                                       Exercisable/Unexercisable

Gilad Gat                                              140,000/0

Jeffrey S. Tauber                                            0/0


Employment Agreement

On May 4, 2001, we entered into an employment agreement with Gilad Gat pursuant to which Mr. Gat was hired to be our President and Chief Executive Officer. Mr. Gat's salary is $120,000 per annum. Mr. Gat is an "at will" employee of GSV, Inc., provided however that, if he is terminated without cause, he is entitled to a severance payment of $120,000.

Directors' Compensation

All directors are reimbursed for certain expenses in connection with attendance at board of directors and committee meetings. Directors are eligible to be granted options to purchase common stock under the GSV, Inc. 1998 Stock Option Plan. In October 2003 we issued options under the plan to purchase 120,000 shares of common stock at a price of $.60 per share to each of our non-employee directors. Directors who are not employees of GSV, Inc. also receive annual compensation in the amount of $12,000 for their service as directors.

Audit Committee Financial Expert

Currently, our entire board acts as our audit committee. Our board presently does not include any member who qualifies as an "audit committee financial expert" (as defined in Regulation 228.401(e)(1)(i)(A) of Regulation S-B). Given our limited financial resources and operations at present the board does not believe that it is necessary at this time to establish a separate audit committee or appoint an "audit committee financial expert" to the board.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 31, 2004, regarding the beneficial ownership of our common stock by (i) each person who is known to us to be the beneficial owner of more than five percent (5%) of our common stock; (ii) each director and each executive officer; and (iii) all current directors and executive officers as a group. Information contained in this report with regard to stock ownership was obtained from our stockholder list, filings with governmental authorities, or from the named individual, directors and officers. The persons identified in the following table disclaim beneficial ownership of shares owned or held in trust for the benefit of members of their families or entities with which they may be associated.

                                  Amount and     Percentage of
                                  Nature of      Outstanding
        Name and Address of       Beneficial     Common Stock
        Beneficial Owner (1)      Ownership(2)   Owned (3)


        Yoav Bitter                 140,000(4)        *

        Gilad Gat                   140,000(5)        *

        Sagi Matza                6,970,000(6)       77.7%

        All executive officers
        and directors as a
        group (3 persons)         7,250,000(4)(5)(6) 78.3%

----------------------------

*    less than 1 percent.

(1) Unless otherwise indicated, the address of each beneficial owner identified is c/o GSV, Inc., 191 Post Road West, Westport, Connecticut 06880.
(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our securities beneficially owned by them.
(3)  Each beneficial owner's percentage ownership is determined by assuming:
     (i) that options, warrants or convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days of the date of this report have been exercised and converted, and
     (ii) 7,353,408  shares  of  common  stock  were  outstanding,   before  any
          consideration is given to such options, warrants or convertible securities and before any consideration is given to shares of common stock held in treasury.
(4) Includes 140,000 shares of common stock issuable upon exercise of options owned by Mr. Bitter.
(5) Includes 140,000 shares of common stock issuable upon exercise of options owned by Mr. Gat.
(6) Includes 5,350,000 shares of common stock and 1,500,000 shares of common stock issuable upon conversion of an equal number of shares of Series B Preferred Stock held by Polystick U.S. Corp. Mr. Matza is the Chief Executive Officer of Polystick U.S. Corp. and is the indirect owner of all of its outstanding voting securities. Also includes 120,000 shares of common stock issuable upon exercise of options owned by Mr. Matza.

Item 12. Certain Relationships and Related Transactions.

Gilad Gat, our President and Chief Executive Officer, was the President and a director of Brooks Station Holdings, Inc., a private investment corporation, from February 2001 until December 2002. Brooks acquired 363,637 shares of our Series A Convertible Preferred Stock in a private placement offering consummated in March 2001.

In connection with and as a condition to consummation of the merger in July 2003 in which we acquired an interest in Century Royalty LLC, we redeemed all of the outstanding Series A Preferred Stock from Brooks Station for $400,001 plus dividends payable. We paid $263,801 of the redemption price in cash and $200,000 by a promissory note secured by a lien on all of our assets.

On February 9, 2004, we borrowed $25,000 from Brooks Station. In partial consideration for the loan, we issued 100,000 shares of common stock to Brooks Station. On March 18, 2004, we borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. Each loan is evidenced by a promissory note bearing interest at 8% per annum and maturing on September 1, 2004, and is secured by a lien on all of our assets.

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

Concurrent with the asset purchase agreement, we signed a management agreement with Polystick to assist us in the management of our oil and gas working interests and the development of new oil and gas activities. The agreement was for one year with an annual consulting fee of $150,000, payable in monthly installments.

On July 21, 2003 we entered into an Agreement and Plan of Merger with Polystick, Cybershop, L.L.C., a New Jersey limited liability company and wholly-owned subsidiary of GSV, Inc. and Polystick Oil & Gas, Inc., a Delaware corporation and wholly-owned subsidiary of Polystick ("POGI"), pursuant to which, on the same day, POGI was merged into Cybershop, L.L.C. and in consideration thereof we issued to Polystick 4,500,000 shares of our common stock and 1,500,000 shares of our Series B Preferred Stock.

The sole shareholder of Polystick is RT Sagi Holding Ltd., an Israeli corporation. The sole stockholder of RT Sagi and indirect owner of Polystick is Mr. Sagi Matza. Effective as of the consummation of the Merger, Mr. Matza was appointed to our board of directors as the designee of Polystick. On July 28, 2003, he was elected Chairman of the board. Polystick has the right to elect two additional persons to our board, but has not yet done so.

Item 13. Exhibits and Reports on Form 8-K


(a)  Exhibits

Item
No.     Title

2.1     Asset Purchase Agreement, dated as of June 1, 2002, by and between
        GSV, Inc., Cybershop LLC and Polystick U.S. Corp. (Incorporated by reference to Exhibit 2.1 of the Company's report on Form 8-K filed
        June 5, 2002).
2.2 Agreement and Plan of Merger dated as of July 21, 2003, by and among GSV, Inc., Cybershop L.L.C., Polystick Oil & Gas, Inc. and Polystick U.S. Corp. (incorporated by reference to Exhibit 2.2 of the Company's report on Form 8-K, filed July 22, 2003).
3.1     Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1,
        File No. 333-42707).
3.2 Certificate of Amendment of the Certificate of Incorporation of Cybershop International, Inc. (Incorporated by reference to Exhibit
        3.2 of the Company's report on Form 10-Q for the fiscal quarter ended June 30, 1999, File No. 000-23901)
3.3     Certificate of Merger of GSV, Inc into Cybershop.com, Inc.
        (Incorporated by reference to Exhibit 3.5 of the Company's report on Form 10-K for the year ended December 31, 1999, File No. 000-23901)
3.4 Certificate of designations, preferences and rights of Series A convertible Preferred Stock of GSV, Inc. (incorporated by reference to
        Exhibit 3.1 of the Company's report on Form 8-K, filed March 6, 2001).
3.4 Certificate of designations, preferences and rights of Series B convertible preferred stock of GSV, Inc. (incorporated by reference to
        Exhibit 4.1 of the Company's report on Form 8-K, filed July 22, 2003).
3.5     By-Laws as currently in effect.*
4.1     Specimen of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1,
        File No. 333-42707)
4.2 Convertible Stock Purchase Agreement, dated March 1, 2001, by and between GSV, Inc. and Brooks Station Holding, Inc. (Incorporated
        by reference to Exhibit 4.1 of the Company's report on Form 8-K filed March 6, 2001).
10.1    Form of Officer and Director Indemnification Agreement (Filed as
        Exhibit 10.4 to the Company's Registration Statement on Form S-1, effective March 20, 1998, File No. 333-42707).
10.2 1998 Stock Option Plan of the Company (Filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, effective March 20,
        1998, File No. 333-42707).
10.3 1998 Directors' Stock Option Plan (Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, effective March 20,
        1998, File No. 333-42707).
10.4 Registration Rights Agreement dated September 30, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to Exhibit 10.4 of the Company's report on Form 10-Q for the fiscal quarter ended
        September 30, 1999, File No. 000-23901).
10.5 Registration Rights Agreement dated December 8, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to Exhibit 10.14 of the Company's report on Form 10-K for the year ended December 31,
        1999, File No. 000-23901).
10.6 Employment Agreement dated May 4, 2001, by and between GSV, Inc. and Gilad Gat (Incorporated by reference to Exhibit 10.1 of the Company's report on Form 8-K, filed May 11, 2001).
10.7 Management Consulting Agreement, dated as of June 1, 2002, by and between GSV, Inc. and Polystick U.S. Corp. (Incorporated by reference to
        Exhibit 2.1 of the Company's report on Form 8-K filed June 5, 2002).
10.8 Stock Redemption Agreement dated as of July 21, 2003, between the Company and Brooks Station Holdings, Inc. (incorporated by reference to
        Exhibit 4.2 of the Company's report on Form 8-K, filed July 22, 2003).
10.9 Form of promissory note issued to Brooks Station Holdings, Inc. (Incorporated by reference to Exhibit 4.2 of the Company's report on Form 8-K, filed July 22, 2003).
10.10 Security Agreement dated as of July 21, 2003, by and between the Company and Brooks Station Holdings, Inc. (Incorporated by reference to Exhibit
        4.2 of the Company's report on Form 8-K, filed July 22, 2003).
14.1    GSV, Inc. Code of Ethics.*
21      Subsidiaries of the Company.*
23.1    Consent of Comiskey & Company, P.C.*
31 Certification required by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*
32      Certification pursuant to 18 U.S.C. Section 1350*
99.1    Risk factors.*


*    Filed herewith.

(b)  Reports on Form 8-K.

On October 2, 2003, we filed an amendment on Form 8-K/A to a report on Form 8-K filed in July 2003 in connection with the merger in which we acquired an interest in Century Royalty LLC. The amendment filed on October 2, 2003, included the financial statements required by Item 7 of Form 8-K relating to the merger.

Item 14. Principal Accountant Fees and Services


                                                                  2003                       2002
                                                                  ----                       ----
        Audit Fees(1)                                          $34,749.63                 $22,827.64
        Tax Fees(2)                                             $2,627.5                   $3,722.76
        Audit-Related Fees                                         -0-                        -0-
        All Other Fees                                           -461.5-                   -593.25-
            Total                                              $37,838.63                 $27,143.65

(1) Represents the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended December 31, 2003, and December 31, 2002 and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those periods. There were no additional fees billed by our principal accountant during the years ended December 31, 2003 and 2002.

(2) Represents the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the years ended December 31, 2003 and 2002.

Our entire board of directors acts as our audit  committee.  In accordance  with
Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services, the engagement is approved by our full board of directors. Our audit committee approved all of the fees referred to in the sections entitled "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees" above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GSV has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GSV, INC.



                                   By /s/ Gilad Gat
                                          Gilad Gat
                                          Chief Executive Officer and President


Date: April 13, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


Signature             Title                                   Date


/s/Gilad Gat          Chief Executive Officer,               April 13, 2004
    Gilad Gat         Chief Financial Officer and
                      President (Principal Executive
                      Officer, Principal Financial and
                      Accounting Officer)

/s/ Yoav Bitter       Director                               April 13, 2004
     Yoav Bitter

/s/ Sagi Matza        Director                               April 13, 2004
     Sagi Matza