Form 10QSB
period 2004-03-31
GSV INC
filed 2004-05-17
CIK 1051591

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

             / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-23901

                                    GSV, INC.

        (Exact name of small business issuer as specified in its charter)


           Delaware                                   13-3979226
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

                 191 Post Road West, Westport, CT       06880
           (Address of principal executive offices)   (Zip Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirement for the past 90 days. Yes  X    No
                                                             ---       ---

The number of shares of the issuer's common stock, par value $.001 per share, outstanding on May 10, 2004 was 7,453,416 shares, excluding 168,592 shares held in Treasury.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                              ---     ---

                           GSV, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                                                      Page
                                                                     Number
                                                                     ------

PART I. FINANCIAL INFORMATION                                           2

Item 1. Financial Statements:

        Consolidated Balance Sheet (unaudited)                          2

        Consolidated Statements of Operations for the
        Three Months ended March 31, 2004 and 2003 (unaudited)          3

        Consolidated Statements of Cash Flows for the
        Three Months ended March 31, 2004 and 2003 (unaudited)          4

        Notes to Consolidated Financial Statements                    6 - 12

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             9

Item 3. Controls and Procedures                                         10

PART II.OTHER INFORMATION                                               11

Item 6. Exhibits and Reports on Form 8-K                             13 - 14

SIGNATURES                                                              15

                          PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                           GSV, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2004

  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                             $26,418
  Accounts receivable and other current assets                           12,070
                                                                  -------------
    Total current assets                                                 38,488


  Investments                                                            50,000
  Other long-term assets - geologic studies                           2,316,721
  Investments - oil & gas wells, net                                    457,661
  Property and equipment, net                                             9,399
  Other assets                                                            4,699
                                                                  -------------
                                                                      2,838,480

    Total assets                                                     $2,876,968
                                                                  =============

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                     $283,363
  Note payable                                                          250,000
                                                                  -------------
    Total current liablities                                            533,363
                                                                  -------------
    Total liablities                                                    533,363
                                                                  -------------

STOCKHOLDERS' EQUITY
  Series B Preferred stock, $0.001 par value;
   1,500,000 shares authorized; 1,500,000 shares
   issued and outstanding                                                 1,500
  Common stock, $0.001 par value; 75,000,000 shares
   authorized; 7,422,016 issued;
   7,253,416 outstanding                                                  7,422
  Additional paid-in capital                                         40,867,897
  Treasury stock                                                       (558,998)
  Accumulated deficit                                               (37,974,216)
                                                                  -------------
    Total stockholders' equity                                        2,343,605
                                                                  -------------
    Total liabilities and stockholders' equity                       $2,876,968
                                                                  =============


   The accompanying notes are an integral part of these financial statements.

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the three ended months March 31, 2004 and 2003



                                               2004                 2003
                                        ------------          ------------

Sublease income                          $       -              $51,638
Oil and gas income                           7,731               27,728
Other income                                14,452                     -
                                        ----------            ---------

  Total revenues                            22,183               79,366

General and administrative expenses        128,329              222,264
                                        ----------            ---------

  Total operating expenses                 128,329              222,264

  Loss from operations before other       (106,146)            (142,898)
  income and expense
                                        ----------            ---------

  Interest income, net                          25                  890
  Interest expense                          (4,250)                   -
  Gain on sale of investments               16,077                    -
                                        ----------            ---------

  NET LOSS                                $(94,294)           $(142,008)
                                        ===========           =========

Net loss per common share:
Loss per common share from
operations - basic                          $(0.01)              $(0.05)
                                        ===========           =========

Weighted average common shares
outstanding, basic                       7,253,416            2,640,090
                                        ===========           =========

   The accompanying notes are an integral part of these financial statements.

                           GSV, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      Preferred Stock, Series A       Preferred Stock, Series B
                                                      -------------------------       -------------------------
                                                      Number of          Par          Number of          Par
                                                       Shares           Value           Shares          Value
                                                      ----------       --------       ---------        -------
Balance at December 31, 2001                           363,637       $  380,000              --       $     --
 Sale of common stock                                       --               --              --             --
 Preferred stock dividend                                   --               --              --             --
 Net loss, as restated                                      --               --              --             --
                                                      --------       ----------       ---------       --------

Balance at December 31, 2002                           363,637          380,000              --             --
 Issuance of preferred stock for asset purchase             --               --       1,500,000          1,500
 Issuance of common stock for asset purchase                --               --              --             --
 Issuance of common stock for services                      --               --              --             --
 Redemption of preferred stock                        (363,637)        (380,000)             --             --
 Net loss                                                   --               --              --             --
                                                      --------       ----------       ---------       --------
Balance at December 31, 2003                                --               --       1,500,000          1,500

 Net loss                                                   --               --              --             --
                                                      --------       ----------       ---------       --------
Balance at March 31, 2004                                   --               --       1,500,000          1,500
                                                      ========       ==========       =========       ========

                                                        Common Stock
                                                  -------------------------     Additional
                                                   Number of         Par         Paid-In       Treasury     Accumulated
                                                     Shares         Value        Capital        Stock        Deficit
                                                  ------------    ---------   ------------   -----------    -----------
Balance at December 31, 2001                         1,790,090    $   1,959   $ 38,009,029   $ (558,998)    $(36,178,151)
 Sale of common stock                                  850,000          850        211,650           --              --
 Preferred stock dividend                                   --           --             --           --          (48,000)
 Net loss, as restated                                      --           --             --           --         (860,064)
                                                  ------------    ---------   ------------   ----------     ------------

Balance at December 31, 2002                         2,640,090        2,809     38,220,679     (558,998)     (37,086,215)
 Issuance of preferred stock for asset purchase             --           --             --           --               --
 Issuance of common stock for asset purchase         4,500,000        4,500      2,619,000           --          (72,141)
 Issuance of common stock for services                 113,326          113         28,218           --               --
 Redemption of preferred stock                              --           --             --           --               --
 Net loss                                                   --           --             --           --         (721,566)
                                                   -----------    ---------   ------------   ----------     ------------
Balance at December 31, 2003                         7,253,416        7,422     40,867,897     (558,998)    $(37,879,922)

 Net loss                                                   --           --             --           --          (94,294)
                                                   -----------    ---------   ------------   ----------     ------------
Balance at March 31, 2004                            7,253,416        7,422     40,867,897     (558,998)    $(37,974,216)
                                                   ===========    =========   ============   ==========     ============

   The accompanying notes are an integral part of these financial statements.

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the three months March 31, 2004 and 2003


                                                                                        2004                   2003
                                                                                -------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                             (94,294)              (142,008)
 Adjustments to reconcile net loss to net cash flows
  from operating activities:
   Cost of preferred stock previously issued                                                -                      -
   Common stock issued for services                                                         -                      -
   Depreciation                                                                           975                 14,568
   Depletion                                                                            6,692                 22,139
 Increase (decrease) in cash from changes in:
   Account receivable and other current assets                                          6,708                 39,537
   Other assets                                                                         8,474                      -
   Accounts payable                                                                    41,558                 14,789
                                                                                -------------           ------------

       Net cash flows from operating activities                                       (29,887)               (50,975)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of investment - oil & gas wells                                             (12,105)                     -
                                                                                -------------           ------------

       Net cash flows from investing activities                                       (12,105)                     -

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in notes payable                                                             50,000                      -
                                                                                -------------           ------------

       Net cash flows from financing activities                                        50,000                      -
                                                                                -------------           ------------

       Net decrease in cash                                                             8,008                (50,975)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           18,410                598,467
                                                                                -------------           ------------

CASH AND CASH EQUIVALENTS,  END OF YEAR                                                26,418                547,492
                                                                                =============           ============

   The accompanying notes are an integral part of these financial statements.

                           GSV, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the Business and Basis of Presentation

Since July 2003 the business operations of GSV, Inc. and Subsidiaries ("the Company") have been focused on managing existing investments in oil and gas assets and entering into new investments in this industry.

From June 2001 to July 2003 the Company's business operations included entering into new business operations through acquisitions or mergers and managing existing investments including the Company's oil and gas assets.

Prior to June 2001, the Company had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. The Company has since made substantial write downs of its internet investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of March 31, 2004, these investments were valued at approximately 1.8% of the total value of the Company's assets. The Company received approximately $16,000 in January 2004 when one of these investments, Fasturn, Inc., was liquidated. The Company is continuing to investigate whether or not there are any business prospects through which material value can be realized from the remaining internet investments.

Effective June 1, 2002, the Company acquired working interests in two oil and gas wells in the state of Louisiana pursuant to an asset purchase agreement with Polystick U.S. Corporation ("Polystick"), a privately held New York corporation. Additionally, the Company acquired an option, including a right of first refusal, to purchase other oil and gas properties held by Polystick. The consideration consisted of $550,000 in cash and 850,000 shares of the Company's common stock valued at $0.25 per share. These two wells have not met the Company's expectations and the Company is presently considering selling them to the operator of the wells.

On July 21, 2003, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Polystick, Cybershop, L.L.C., a New Jersey limited liability company and wholly-owned subsidiary of the Company ("Merger Sub"), and Polystick Oil & Gas, Inc., a Delaware corporation and a wholly-owned subsidiary of Polystick ("POGI"), pursuant to which, on the same day, POGI was merged into Merger Sub (the "Merger") and in consideration thereof the Company issued to Polystick 4,500,000 shares of common stock and 1,500,000 shares of Series B convertible preferred stock.

As a result of the Merger, the Company, through Merger Sub, acquired an interest in Century Royalty LLC ("Century"), a Texas limited liability company that holds certain oil and gas properties in Texas plus an additional interest in the Louisiana properties in which the Company already held an interest. Century also holds the rights to certain geologic studies.

The information presented as of March 31, 2004 is unaudited, but, in the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2004, the results of its operations for the three month periods ended March 31, 2004 and 2003 and its cash flows for the three-month periods ended March 31, 2004 and 2003. The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended
December 31, 2003, included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   Investments

The Company has investments in four internet-related companies, which have been accounted for using the cost method. During the quarter ended March 31, 2004, the Company recorded a gain to operations of approximately $16,000 as a fifth internet investment, Fasturn, Inc., was liquidated.

As described above, the Company acquired working interests in two oil and gas wells effective June 1, 2002 for $550,000 in cash and common stock of the Company valued at $212,500, for a total investment of $762,500. The asset is depleted on a periodic basis using the units of production method. Depletion expense for the quarter ended March 31, 2004 was $6,693. In the fourth quarter of 2002, the properties exhibited a marked decrease in the volume of oil and gas produced. Based upon an independent reserve study performed effective March 2003, the Company reduced the carrying amount of its oil and gas properties by approximately $479,000 for the year ended December 31, 2002.

As described above, on July 21, 2003, the Company entered into the Merger Agreement, pursuant to which, on the same day, POGI was merged into Merger Sub and in consideration thereof the Company issued to Polystick 4,500,000 shares of common stock and 1,500,000 shares of Series B convertible preferred stock. Each share of Series B convertible preferred stock is convertible at any time at the holder's option into a number of shares of common stock equal to $1.00 divided by the conversion price then in effect. The conversion price is initially $1.00. No dividends are payable on the Series B convertible preferred stock, except that in the event dividends are declared with respect to common stock, each holder of share of Series B convertible preferred stock shall be entitled to receive an amount equal to the amount of dividends that would have been paid on the shares of common stock issuable upon conversion of such shares of Series B convertible preferred stock has such shares been converted into common stock immediately before such dividend was declared. Upon any Liquidation Event, the holders of the outstanding Series B convertible preferred stock will be entitled to be paid an amount equal to $1.00 per share plus the amount of any declared and unpaid dividends thereon. If upon any Liquidation Event, the net assets of the Company are insufficient to permit payment in full of such preferential amount to the holders of Series B convertible preferred stock, then the entire net assets of the Company will be distributed ratably among the holders of the Series B convertible preferred stock.

Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition:

         Current assets                           $  210,784
         Other long-term assets                    2,316,721
         Investments - oil & gas wells               219,420
                                                   ---------
                                                   2,746,925
         Current liabilities                        (121,925)
                                                   ---------
         Net assets acquired                      $2,625,000
                                                  ==========

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

As a result of the Merger, the Company acquired an interest in Century Royalty LLC ("Century"), which holds certain oil and gas properties in Texas plus an additional interest in the Louisiana properties in which the Company presently holds an interest. Century also holds the rights to certain geologic studies that are included in other long term assets on the accompanying balance sheet. Century is a member of a working interest partnership that has identified several prospects derived from the geological studies and is working towards drilling these prospects. Century has a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $ 1.25 million of investment, whichever comes first. Century has a 20% participation interest in all subsequent wells drilled in the first 5 prospects. For later prospects, Century is entitled to an 80% participation interest. GSV is entitled to the first $4,168,659 of net income in Century and to 75% of net income thereafter.

3.   Stockholders' Equity

Pursuant to the terms of the asset purchase agreement with Polystick, effective June 1, 2002, the Company issued 850,000 shares of common stock valued at a price of $.25 per share, the closing price on May 28, 2002, to Polystick.

On October 31, 2003, the Company issued 113,326 share of common stock to a consultant to the Company in exchange for the cancellation of the Company's obligation to pay accrued fees aggregating $28,331.

On February 9, 2004, the Company borrowed $25,000 from Brooks Station Holdings, Inc., a private investment corporation ("Brooks Station"). In partial consideration for the loan, the Company issued 100,000 shares of common stock to Brooks Station. On March 18, 2004, the Company borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. Each loan is evidenced by a promissory note bearing interest at 8% per annum and maturing on September 1, 2004 and is secured by a lien on all of the Company's assets.

On May 11, 2004, in a subsequent event after the end of the quarter, the Company sold a convertible promissory note in the principal amount of $200,000 and a warrant to purchase up to 1,142,857 shares of common stock at a price of $.70 per share to D. Emerald Investments Ltd., a private investment corporation ("Emerald"). The note bears interest at the rate of 8% per annum and is convertible into shares of our common stock at a price of $.70 per share. The aggregate purchase price of these securities was $200,000. In connection with the sale of these securities the Company agreed that if Emerald exercises the warrant in full and converts the convertible note in full, then, at Emerald's request, the Company will appoint a person designated by Emerald to the Company's board of directors and, in addition, for so long as Emerald holds at least eighty-five percent (85%) of the common stock issued upon such exercise and conversion, nominate such person (or a different person designated by Emerald) to be reelected to the board of directors in connection with any meeting of stockholders at which directors are to be elected. The Company also agreed that within 120 days of the exercise of the warrant and/or conversion of the note for an aggregate of at least 428,572 shares of common stock (subject to adjustment for dilutive events as set forth in the warrant and the note) the Company will register all of the shares issuable upon conversion of the note and exercise of the warrant under the Securities Act of 1933. Additionally, the Company granted Emerald rights to have the shares included in other registration statements the Company may file for the public offering of our securities for cash proceeds.

The Company's principal stockholder, Polystick, entered into a guaranty and a pledge agreement with Emerald under which Polystick pledged 200,000 shares of the Company's Series B convertible preferred stock as collateral security for the note. Polystick also entered into a voting agreement with Emerald under which Polystick agreed that if the Company fails to fully and timely fulfill its obligations to appoint or nominate a representative for election to the board of directors, then, at Emerald's request, Polystick will vote its shares of Series B convertible preferred stock in favor of a nominee designated by Emerald in any election of directors occurring during such time and for so long as Emerald holds at least 85% of the common stock issued upon exercise of the warrant and conversion of the note. Polystick also agreed that, provided that Polystick continues to have the right to designate and elect three directors to the Company's board of directors under the terms of the Series B convertible preferred stock, any such nominee will count as one of such directors. Additionally, Polystick agreed to use all its power and authority as provided by the Company's by-laws and the Series B convertible preferred stock to convene, at Emerald's request, meetings of stockholders as may be necessary to elect Emerald's nominee to the board of directors.

4.   Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss per common share after effect of adjustable common stock warrants, as explained below, by the weighted average number of shares of common stock outstanding during the
period    as    follows:

                            3 Months ending March 31

                                        2004                                            2003
                        ---------------------------------------         -------------------------------------
                                                        Per                                              Per
                           Loss         Shares         Share               Loss          Shares         Share
                        ---------------------------------------         --------------------------------------

Loss from continuing
operations              $ (94,294)     7,253,416       $ (.01)          $(142,008)      2,640,090       $(.05)
Effect of preferred
stock dividends                --            ---           --
                        ---------      ---------       -------          ----------      ---------       ------
Net loss available
for common
shareholders            $ (94,294)     7,253,416       $ (.01)          $(142,008)      2,640,090        (.05)
                        =========      =========       =======          =========       =========       ======

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

Prior to June 2001, we had sought to identify and develop attractive early stage internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and our investments do not represent a significant asset. As of December 31, 2003, these investments were valued at approximately 1.8% of the total value of our assets. We received approximately $16,000 in January 2004 when one of these investments, Fasturn, Inc., was liquidated. We are continuing to investigate whether or not there are any business prospects through which material value can be realized from the remaining investments.

Effective June 1, 2002, we acquired working interests in two oil and gas wells in the state of Louisiana pursuant to an asset purchase agreement with Polystick U.S. Corporation ("Polystick"). The consideration consisted of $550,000 in cash and 850,000 shares of our common stock valued at $0.25 per share. Additionally, we acquired a one-year option valued at $80,210, including the right of first refusal, to purchase other oil and gas properties held by Polystick. These two wells have not met our expectations and we are presently considering selling them to the operator of the wells.

On July 21, 2003, we entered into an Agreement and Plan of Merger with Polystick, Cybershop, L.L.C., a New Jersey limited liability company and wholly-owned subsidiary of GSV, Inc. and Polystick Oil & Gas, Inc., a Delaware corporation and wholly-owned subsidiary of Polystick ("POGI"), pursuant to which, on the same day, POGI was merged into Cybershop, L.L.C. and in consideration thereof we issued to Polystick 4,500,000 shares of our common stock and 1,500,000 shares of our Series B convertible preferred stock.

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

Each share of Series B convertible preferred stock is convertible at any time at the holder's option into a number of shares of common stock equal to $1.00 divided by the conversion price then in effect. The terms upon which the Series B convertible preferred stock may be converted into common stock are set forth in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on July 18, 2003 ("Certificate of Designations"). As of November 1, 2003, the Series B convertible preferred stock owned by Polystick was convertible into 1,500,000 shares of common stock.

No dividends are payable on the Series B convertible preferred stock, except that in the event dividends are declared with respect to the common stock each holder of shares of Series B convertible preferred stock will be entitled to receive an amount equal to the amount of dividends that would have been paid on the shares of common stock issuable upon conversion of such shares of Series B convertible preferred stock had such shares of Series B convertible preferred stock been converted into common stock immediately before the dividend was declared.

Upon any Liquidation Event, as defined in the Certificate of Designations, the holders of the outstanding Series B convertible preferred stock will be entitled, before any distribution or payment is made to any holder of common stock or any other Junior Stock (as defined in the Certificate of Designations), to be paid an amount equal to $1.00 per share plus the amount of any declared and unpaid dividends thereon. If upon any Liquidation Event the net assets of GSV, Inc. distributable among the holders of the Series B convertible preferred stock are insufficient to permit the payment in full of such preferential amount to the holders of the Series B convertible preferred stock, then the entire net assets of GSV, Inc. will be distributed ratably among the holders of the Series B convertible preferred stock in proportion to the amounts they otherwise would have been entitled to receive.

The Certificate of Designations provides that so long as any shares of Series B convertible preferred stock are outstanding, we will not, without the written approval of the holders of at least a majority of the then-outstanding Series B convertible preferred stock, increase the maximum number of directors constituting our board of directors to more than seven. The Certificate of Designations also provides that, so long as any shares of Series B convertible preferred stock are outstanding, the holders of the Series B convertible preferred stock, voting separately as a class, will be entitled to designate and elect three of the members of our board of directors. Also, a vacancy in any directorship elected by the holders of the Series B convertible preferred stock may be filled only by vote or written consent of the holders of at least a majority of the then outstanding shares of Series B convertible preferred stock. The Series B convertible preferred stock has no other voting rights except as provided by applicable law.

In connection with and as a condition to consummation of the merger in July 2003, we redeemed all of our outstanding Series A convertible preferred stock, par value $0.001 per share, for $400,001 plus dividends payable. We paid $263,801 of the redemption price in cash and $200,000 by a promissory note secured by a lien on all of our assets.

Off-Balance Sheet Transactions

In June 2001, we sublet to Nekema.com our former offices in Jersey City, New Jersey through December 31, 2008. The rent on the sublease was guaranteed by Lumbermens Mutual Casualty Company, d/b/a Kemper Insurance Company, until May 2003. In September 2002 Nekema ceased business operations and defaulted on the sublease. Kemper Insurance Company made all payments of rent due under the sublease through May 2003. We ceased paying rent beginning in July 2003 and since then have been negotiating towards a settlement with the landlord. If we are unable to negotiate a settlement with the landlord, we will remain obligated to pay rent on the space until our lease expires in December 2008. The lease contains automatic increases based upon the consumer price index. Estimated minimum future lease payments, including such increases, aggregate approximately $902,165. In May 5, 2004 we filed a proof of claim against Nekema's estate in the United States Bankruptcy Court for the Southern District of New York. The proof of claim is for the total sum of $421,455.15 as permitted by law. We cannot assure you that we will be able to collect any of this claim.

Results of Operations

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003.

Revenues: Revenues for the quarter decreased by $57,183 over the corresponding period of the preceding year due to the lower oil and gas production of the wells in Louisiana and because we stopped receiving rent from the sublease in New Jersey.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, and general corporate expenses. General and administrative expenses decreased by 42%, or $93,935, to $128,329 in the first quarter of 2004 from $222,264 in the first quarter of 2003, primarily as a result of cost cutting measures we implemented.

Interest income, net: Interest income decreased $865 to $25 in the first quarter of 2004 from $890 in the first quarter of 2003. The decrease is primarily the result of a decrease in average cash and cash equivalents, as well as a decrease in interest rates.

Net Losses: Loss from operations decreased by $47,724 from $142,008 in the first quarter of 2003, or ($0.05) per basic and diluted common share, to $94,294 in the first quarter of 2004, or ($0.01) per basic and diluted common share.

Liquidity and Capital Resources

Net cash used in operations decreased by 41%, or $21,088, to $29,887 for the three months ended March 31, 2004, from $50,975 for the three months ended March 31, 2003, primarily as a result of the sharp decrease in general and administrative expenses.

On February 9, 2004, we borrowed $25,000 from Brooks Station Holdings, Inc., a private investment corporation ("Brooks Station"). In partial consideration for the loan, we issued 100,000 shares of common stock to Brooks Station. On March 18, 2004, we borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. Each loan is evidenced by a promissory note bearing interest at 8% per annum and maturing on September 1, 2004 and is secured by a lien on all of our assets.

On May 11, 2004, we sold a convertible promissory note in the principal amount of $200,000 and a warrant to purchase up to 1,142,857 shares of our common stock at a price of $.70 per share to D. Emerald Investments Ltd., a private investment corporation ("Emerald"). The note bears interest at the rate of 8% per annum and is convertible into shares of our common stock at a price of $.70 per share. The aggregate purchase price of these securities was $200,000. In connection with the sale of these securities we agreed that if Emerald exercises the warrant in full and converts the convertible note in full, then, at Emerald's request, we will appoint a person designated by Emerald to our Board of Directors and, in addition, for so long as Emerald holds at least eighty-five percent (85%) of the common stock issued upon such exercise and conversion, to nominate such person (or a different person designated by Emerald) to be reelected to the Board of Directors in connection with any meeting of our stockholders at which directors are to be elected. We also agreed that within 120 days of the exercise of the warrant and/or conversion of the note for an aggregate of at least 428,572 shares of common stock (subject to adjustment for dilutive events as set forth in the warrant and the note) we will register all of the shares issuable upon conversion of the note and exercise of the warrant under the Securities Act of 1933. Additionally, we granted Emerald rights to have the shares included in other registration statements we may file for the public offering of our securities for cash proceeds.

Our principal stockholder, Polystick, entered into a guaranty and a pledge agreement with Emerald under which Polystick pledged 200,000 shares of our Series B convertible preferred stock as collateral security for the note.
Polystick also entered into a voting agreement with Emerald under which Polystick agreed that if we fail to fully and timely fulfill our obligations to appoint or nominate a representative for election to our board of directors, then, at Emerald's request, Polystick will vote its shares of Series B convertible preferred stock in favor of a nominee designated by Emerald in any election of directors occurring during such time and for so long as Emerald holds at least 85% of the common stock issued upon exercise of the warrant and conversion of the note. Polystick also agreed that, provided that Polystick continues to have the right to designate and elect three directors to the Company's board of directors under the terms of the Series B convertible preferred stock, any such nominee will count as one of such directors. Additionally, Polystick agreed to use all its power and authority as provided by our by-laws and the Series B convertible preferred stock to convene, at Emerald's request, meetings of stockholders as may be necessary to elect Emerald's nominee to the board of directors.

We believe that our existing capital resources will enable us to maintain our operations at existing levels for at least the next twelve months. However, it is difficult to project our capital needs. There can be no assurance that any additional financing or other sources of capital will be available to us upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on our business, financial condition and operating results.

Forward-Looking Statements:

Some of the statements in this report are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions that are not statements of historical fact. You can identify these statements by the following words:

         -   "may"
         -   "will"
         -   "should"
         -   "estimates"
         -   "plans"
         -   "expects"
         -   "believes"
         -   "intends"

and similar expressions. We cannot guarantee our future results, performance or achievements. Our actual results and the timing of corporate events may differ significantly from the expectations discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward- looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, our limited operating history, history of losses, need to raise additional capital, the high risk nature of our business, and other risks described in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance of the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2004 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities

On February 9, 2004, we borrowed $25,000 from Brooks Station Holdings, Inc., a private investment corporation. In partial consideration for the loan, we issued 100,000 shares of common stock to Brooks Station. On March 18, 2004, we borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. Each loan is evidenced by a promissory note bearing interest at 8% per annum and maturing on September 1, 2004 and is secured by a lien on all of our assets. The offer and sale of these securities was exempt from registration under Securities 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

On May 11, 2004, we sold a convertible promissory note in the principal amount of $200,000 and a warrant to purchase up to 1,142,857 shares of our common stock at a price of $.70 per share to D. Emerald Investments Ltd., a private investment corporation. The aggregate purchase price of these securities was $200,000. The note bears interest at the rate of 8% per annum and is convertible into shares of our common stock at a price of $.70 per share. The conversion price of the note and the exercise price of the warrant are each subject to adjustment for stock dividends, stock splits, recapitalizations and the like and in the event we issue equity securities at a price lower than $.70 per share, except for common or preferred stock sold for cash proceeds.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits -

2.1 Agreement and Plan of Merger dated as of July 21, 2003, by and among GSV, Inc., Cybershop L.L.C., Polystick Oil & Gas, Inc. and Polystick U.S. Corp. (incorporated by reference to Exhibit 2.2 of the Company's report on Form 8-K, filed July 22, 2003).
3.1  Certificate  of  Incorporation,  as amended  (incorporated  by reference to
     Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 333-42707).
3.2 Certificate of Amendment of the Certificate of Incorporation of Cybershop International, Inc. (incorporated by reference to Exhibit 3.2 of the Company's report on Form 10-Q for the fiscal quarter ended June 30, 1999, File No. 000-23901).
3.3 Certificate of Merger of GSV, Inc. into Cybershop.com, Inc. (incorporated by reference to Exhibit 3.5 of the Company's report on Form 10-K for the year ended December 31, 1999, File No. 000-23901).
3.4 Certificate of designations, preferences and rights of Series A convertible preferred stock of GSV, Inc. (incorporated by reference to Exhibit 3.1 of the Company's report on Form 8-K, filed March 6, 2001).
3.5 Certificate of designations, preferences and rights of Series B convertible preferred stock of GSV, Inc. (incorporated by reference to Exhibit 4.1 of the Company's report on Form 8-K, filed July 22, 2003).
3.6 By-Laws as currently in effect (incorporated by reference to the Company's report on Form 10-KSB for the year ended December 31, 2004).
4.1 Convertible promissory note dated May 11, 2004, issued to D. Emerald Investments Ltd. (incorporated by reference to Exhibit 4.1 of the Company's report on Form 8-K filed May 14, 2004).
4.2 Warrant to Purchase Stock dated May 11, 2004 issued to D. Emerald Investments Ltd. (incorporated by reference to Exhibit 4.2 of the Company's report on Form 8-K filed May 14, 2004).
10.1 1998 Stock Option Plan of the Company (incorporated by reference to Exhibit
     10.5 to the Company's Registration Statement on Form S-1, effective March 20, 1998, File No. 333-42707).
10.2 1998  Directors'  Stock Option Plan  (incorporated  by reference to Exhibit
     10.6 to the Company's Registration Statement on Form S-1, effective March 20, 1998, File No. 333-42707).
10.3 Employment Agreement dated May 4, 2001, by and between GSV, Inc. and Gilad Gat (incorporated by reference to Exhibit 10.1 of the Company's report on Form 8-K, filed May 11, 2001).
10.4 Stock Redemption Agreement dated as of July 21, 2003, between the Company and Brooks Station Holdings, Inc. (incorporated by reference to Exhibit 4.2 of the Company's report on Form 8-K, filed July 22, 2003).
10.5 Form of promissory note issued to Brooks Station Holdings, Inc. (incorporated by reference to Exhibit 4.2 of the Company's report on Form 8-K, filed July 22, 2003).

10.6 Agreement dated as of July 21, 2003, by and between the Company and Brooks Station Holdings, Inc. (incorporated by reference to Exhibit 4.2 of the Company's report on Form 8-K, filed July 22, 2003).
10.7  Purchase  Agreement dated as of May 11, 2004, by and between GSV, Inc. and
      D. Emerald Investments Ltd. (incorporated by reference to Exhibit 10.1 of the Company's report on Form 8-K, filed May 14, 2004).
10.8 Guaranty dated as of May 11, 2004, by Polystick U.S. Corporation in favor of D. Emerald Investments Ltd. (incorporated by reference to Exhibit 10.2 to the Company's report on form 8-K filed May 14, 2004).
10.9 Pledge Agreement dated as of May 11, 2004, by and between Polystick U.S. Corporation and D. Emerald Investments Ltd. (incorporated by reference to
      Exhibit 10.3 to the Company's report on Form 8-K filed May 14, 2004).
10.10 Voting Agreement dated May 11, 2004, by and between Polystick U.S. Corporation and D. Emerald Investments Ltd. (incorporated by reference to
      Exhibit 10.4 to the Company's report on Form 8-K filed May 14, 2004).
31.1 Certification required by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.*
32.1  Certification pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.

(b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the quarter ended March 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 17, 2004                     By: /s/ Gilad Gat
                                           --------------
                                           Gilad Gat
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                             Officer)