Form 10QSB
period 2004-06-30
GSV INC
filed 2004-08-13
CIK 1051591

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004


             / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from             to
                                             -----------    -----------

                         Commission File Number 0-23901

                                    GSV, INC.
                                    ---------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                 13-3979226
                  --------                                 -----------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification No.)

                     191 Post Road West, Westport, CT 06880
                     --------------------------------------
               Address of principal executive offices) (Zip Code)

                                  (203)221-2690
                                  -------------
                            Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                                             ---    ---

The number of shares of the issuer's common stock, par value $.001 per share, outstanding on August 5, 2004 was 7,472,703 shares, excluding 168,592 shares held in Treasury.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

                           GSV, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                                                        Page
                                                                       Number
                                                                       ------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Balance Sheet (unaudited)                           3

        Consolidated Statements of Operations for the
        Three and Six Months ended June 30, 2004 and 2003
        (unaudited)                                                      4

        Consolidated Statements of Cash Flows for the
        Six Months ended June 30, 2004 and 2003 (unaudited)             6

        Notes to Consolidated Financial Statements                      7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            11

Item 3. Controls and Procedures                                        15

PART II.  OTHER INFORMATION                                            16

Item 2.   Changes in Securities                                        16

Item 6.   Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                             17

                          PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                           GSV, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2004

        ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                    $      139,851
   Accounts receivable and other current assets                         26,144
                                                                ---------------

           Total current assets                                        165,995

   Investments                                                          50,000
   Other long-term assets - geologic studies                         2,316,721
   Investments - oil & gas wells, net                                  491,287
   Property and equipment, net                                           5,170
   Other assets                                                          8,375
                                                                ---------------
           Total assets                                         $    3,037,548
                                                                ===============

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                             $      390,806
   Note payable                                                        450,000
                                                                ---------------

           Total current liabilities                                   840,806
                                                                ---------------

           Total liabilities                                           840,806
                                                                ---------------

STOCKHOLDERS' EQUITY
   Series B Preferred stock, $0.001 par value;
    1,500,000 shares authorized; 1,500,000 shares
    issued and outstanding                                               1,500
   Common stock, $0.001 par value; 75,000,000 shares
     authorized; 7,422,016 issued;
     7,253,416 outstanding                                               7,422
   Additional paid-in capital                                       40,867,897
   Treasury stock                                                     (558,998)
   Accumulated deficit                                             (38,121,079)
                                                                ---------------
           Total stockholders' equity                                2,196,742
                                                                ---------------

           Total liabilities and stockholders' equity           $    3,037,548
                                                                ===============

     The accompanying notes are an integral part of the financial statements

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the three months ended June 30, 2004 and 2003

                                                      2004             2003
                                                      ----             ----

Sublease income                                    $       -       $    51,637
Oil and gas income                                    27,359            14,078
Other income                                               -                 -
                                                   ----------      ------------
        Total revenues                                27,359            65,715

General and administrative expenses                  169,741           204,747
                                                   ----------      ------------

        Total operating expenses                     169,741           204,747
                                                   ----------      ------------
        Loss from operations before other           (142,382)         (139,032)
        income and expense

        Interest income, net                               5             1,067
        Interest expense                              (4,250)                -
        Gain on sale of investments                        -                 -
                                                   ----------      ------------

        NET LOSS                                   $(146,627)      $   (137,965)
                                                   ==========      ============

Net loss per common share:
Loss per common share from
  operations - basic                               $   (0.02)      $      (0.05)
                                                   ==========      ============

Weighted average common shares
  outstanding, basic                               7,253,416          2,640,090
                                                   ==========      ============

     The accompanying notes are an integral part of the financial statements

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For the six months ended June 30, 2004 and 2003

                                                      2004                  2003
                                                      ----                  ----

Sublease income                                   $        -           $  103,275
Oil and gas income                                    35,090               41,806
Other income                                          14,452                    -
                                                   ----------          -----------

        Total revenues                                49,542              145,081

General and administrative expenses                  298,070              398,222
                                                   ----------          -----------

        Total operating expenses                     298,070              398,222

   Loss from operations before other income
   and expense                                      (248,528)            (253,141)

   Interest income, net                                   30                1,957
   Interest expense                                   (8,500)                   -
   Gain on sale of investments                        16,077                    -
                                                   ----------          -----------

   NET LOSS                                       $ (240,921)          $ (251,184)
                                                   ==========          ===========

Net loss per common share:
Loss per common share from
  operations - basic                              $    (0.03)         $     (0.10)
                                                   ==========          ===========

Weighted average common shares
  outstanding, basic                               7,253,416            2,640,090
                                                   ==========          ===========

     The accompanying notes are an integral part of the financial statements

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2004 and 2003

                                                      2004                  2003
                                                      ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            (240,921)             (251,184)
Adjustments to reconcile net loss to net
cash flows from operating activities:
   Correction of an error                                  -               (28,789)
Depreciation                                           5,204                28,323
Depletion                                             27,346                33,464
Increase (decrease) in cash from changes in:
Account receivable and other current assets           (7,366)               15,436
Other assets                                           4,798                     -
Accounts payable and other current liabilities       148,764                67,455
Tenant security deposit                                    -               (23,320)
                                                    ---------             ---------

        Net cash flows from operating activities     (62,175)             (158,615)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment - oil & gas wells             (66,384)                    -
                                                    ---------             ---------

        Net cash flows from investing activities     (66,384)                    -

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable                            250,000                     -
                                                    ---------             ---------

        Net cash flows from financing activities     250,000                     -
                                                    ---------             ---------

        Net  increase (decrease) in cash             121,441              (158,615)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          18,410               598,467
                                                    ---------             ---------

CASH AND CASH EQUIVALENTS, END OF YEAR               139,851               439,852
                                                    =========             ==========

     The accompanying notes are an integral part of the financial statements

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

Prior to June 2001, the Company had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. The Company has since made substantial write downs of its internet investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of June 30, 2004, these investments were valued at approximately 1.6% of the total value of the Company's assets. The Company received approximately $16,000 in January 2004 when one of these investments, Fasturn, Inc., was liquidated. The Company is continuing to investigate whether or not there are any business prospects through which material value can be realized from the remaining internet investments.

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

The information presented as of June 30, 2004 is unaudited, but, in the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2004, the results of its operations for the three and six month periods ended June 30, 2004 and 2003 and its cash flows for the three and six month periods ended June 30, 2004 and 2003. The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

As described above, the Company acquired working interests in two oil and gas wells effective June 1, 2002 for $550,000 in cash and common stock of the Company valued at $212,500, for a total investment of $762,500. The asset is depleted on a periodic basis using the units of production method. Depletion expense for the quarter ended June 30, 2004 was $23,906.54. In the fourth quarter of 2002, the properties exhibited a marked decrease in the volume of oil and gas produced. Based upon an independent reserve study performed effective March 2003, the Company reduced the carrying amount of its oil and gas properties by approximately $479,000 for the year ended December 31, 2002.

On May 20, 2004, the Company elected to participate in re-completion of one of the wells in Louisiana. The work was successfully completed on June 10, 2004. The total cost to the Company is estimated at $74,000. The Company expects to see an increase in revenues as a result of the re-completion of this well.

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

On May 11, 2004, the Company sold a convertible promissory note in the principal amount of $200,000 and a warrant to purchase up to 1,142,857 shares of common stock at a price of $.70 per share to D. Emerald Investments Ltd., a private investment corporation ("Emerald"). The note bears interest at the rate of 8% per annum and is convertible into shares of our common stock at a price of $.70 per share. The aggregate purchase price of these securities was $200,000. In connection with the sale of these securities the Company agreed that if Emerald exercises the warrant in full and converts the convertible note in full, then, at Emerald's request, the Company will appoint a person designated by Emerald to the Company's board of directors and, in addition, for so long as Emerald holds at least eighty-five percent (85%) of the common stock issued upon such exercise and conversion, nominate such person (or a different person designated by Emerald) to be reelected to the board of directors in connection with any meeting of stockholders at which directors are to be elected. The Company also agreed that within 120 days of the exercise of the warrant and/or conversion of the note for an aggregate of at least 428,572 shares of common stock (subject to adjustment for dilutive events as set forth in the warrant and the note) the Company will register all of the shares issuable upon conversion of the note and exercise of the warrant under the Securities Act of 1933. Additionally, the Company granted Emerald rights to have the shares included in other registration statements the Company may file for the public offering of our securities for cash proceeds.

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

4.   Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss per common share after effect of adjustable common stock warrants, as explained below, by the weighted average number of shares of common stock outstanding during the period as follows:

                             6 Months ended June 30

                                         2004                                           2003
                        --------------------------------------          -------------------------------------

                                                         Per                                             Per
                         Loss            Shares          Share           Loss            Shares          Share
                        ---------------------------------------         --------------------------------------

Loss from continuing
operations              $ (240,921)     7,253,416       $ (.03)         $(251,184)      2,640,090       $(.10)
Effect of preferred
stock dividends                 --            ---           --
                        -----------     ---------       -------         ----------      ---------       ------
Net loss available
for common
shareholders            $ (240,921)     7,253,416       $ (.03)         $(251,184)      2,640,090        (.10)

                        ===========     =========       =======         =========       =========       ======

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

Prior to June 2001, we had sought to identify and develop attractive early stage internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and our investments do not represent a significant asset. As of June 30, 2004, these investments were valued at approximately 1.6% of the total value of our assets. We received approximately $16,000 in January 2004 when one of these investments, Fasturn, Inc., was liquidated. We are continuing to investigate whether or not there are any business prospects through which material value can be realized from the remaining investments.

Effective June 1, 2002, we acquired working interests in two oil and gas wells in the state of Louisiana pursuant to an asset purchase agreement with Polystick U.S. Corporation ("Polystick"). The consideration consisted of $550,000 in cash and 850,000 shares of our common stock valued at $0.25 per share. Additionally, we acquired a one-year option valued at $80,210, including the right of first refusal, to purchase other oil and gas properties held by Polystick. On May 20, 2004, we elected to participate in re-completion of one of the wells in Louisiana. The work was successfully completed on June 10, 2004. The total cost to us is estimated at $74,000. We expect to see an increase in revenues as a result of the re-completion of this well.

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

Off-Balance Sheet Transactions

In June 2001, we sublet to Nekema.com our former offices in Jersey City, New Jersey through December 31, 2008. The rent on the sublease was guaranteed by Lumbermens Mutual Casualty Company, d/b/a Kemper Insurance Company, until May 2003. In September 2002 Nekema ceased business operations and defaulted on the sublease. Kemper Insurance Company made all payments of rent due under the sublease through May 2003. We ceased paying rent beginning in July 2003 and since then have been negotiating towards a settlement with the landlord. If we are unable to negotiate a settlement with the landlord, we will remain obligated to pay rent on the space until our lease expires in December 2008. The lease contains automatic increases based upon the consumer price index. Estimated minimum future lease payments, including such increases, aggregate approximately $902,165. On May 5, 2004 we filed a proof of claim against Nekema's estate in the United States Bankruptcy Court for the Southern District of New York. The proof of claim is for the total sum of $421,455.15 as permitted by law. We cannot assure you that we will be able to collect any of this claim.

Results of Operations

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003.

Revenues: Revenues for the quarter decreased by $52,007 over the corresponding period of the preceding year due to the lower oil and gas production of the wells in Louisiana and because we stopped receiving rent from the sublease in New Jersey. We expect that our results of operations in the third quarter of 2004 will reflect an increase in production resulting from the expansion of one of the two wells in Louisiana, which was completed on June 10 2004, as the operating company pays gas revenues 60 days after the end of each month and oil revenues 30 days after the end of each month.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, and general corporate expenses. General and administrative expenses decreased by 17.1%, or $35,006, to $169,741 in the second quarter of 2004 from $204,747 in the second quarter of 2003, primarily as a result of cost cutting measures we implemented.

Interest income, net: Interest income decreased by $1,062 to $5 in the second quarter of 2004 from $1,067 in the second quarter of 2003. The decrease is primarily the result of a decrease in average cash and cash equivalents, as well as a decrease in interest rates.

Net Losses: Loss from operations increased by $4,417 from $137,965 in the second quarter of 2003, or ($0.05) per basic and diluted common share, to $142,382 in the second quarter of 2004, or ($0.02) per basic and diluted common share.

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003.

Revenues: Revenues for the quarter decreased by $95,539 over the corresponding period of the preceding year due to the lower oil and gas production of the wells in Louisiana and because we stopped receiving rent from the sublease in New Jersey. We expect that our results of operations in the third quarter of 2004 will reflect an increase in production resulting from the expansion of one of the two wells in Louisiana, which was completed on June 10 2004, as the operating company pays gas revenues 60 days after the end of each month and oil revenues 30 days after the end of each month.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, and general corporate expenses. General and administrative expenses decreased by 25.15%, or $100,152, to $298,070 in the first six months of 2004 from $398,222 in the first six months of 2003, primarily as a result of cost cutting measures we implemented.

Interest income, net: Interest income decreased $1,927 to $30 in the first six months of 2004 from $1,957 in the first six months of 2003. The decrease is primarily the result of a decrease in cash and cash equivalents, as well as a decrease in interest rates.

Net Losses: Loss from operations decreased by $10,263 from $251,184 in the first six months of 2003, or ($0.10) per basic and diluted common share, to $240,921 in the first six months of 2004, or ($0.03) per basic and diluted common share. The decrease in the loss per basic and diluted common share is primarily due to the increase in the number of weighted average common shares outstanding.

Liquidity and Capital Resources

Net cash used in operations decreased by 60.8%, or $96,440, to $62,175 for the six months ended June 30, 2004, from $158,615 for the six months ended June 30, 2003, primarily as a result of the sharp decrease in general and administrative expenses.

On February 9, 2004, we borrowed $25,000 from Brooks Station Holdings, Inc., a private investment corporation ("Brooks Station"). In partial consideration for the loan, we issued 100,000 shares of common stock to Brooks Station. On March 18, 2004, we borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. Each loan is evidenced by a promissory note bearing interest at 8% per annum and maturing on September 1, 2004 and is secured by a lien on all of our assets. We are currently negotiating with Brooks Station towards a one-year extension of these notes and the $200,000 note issued to Brooks Station in July 2003 in connection with the redemption of the Series A convertible preferred stock.

On May 11, 2004, we sold a two-year convertible promissory note in the principal amount of $200,000 and a warrant to purchase up to 1,142,857 shares of our common stock at a price of $.70 per share to D. Emerald Investments Ltd., a private investment corporation ("Emerald"). The note bears interest at the rate of 8% per annum and is convertible into shares of our common stock at a price of $.70 per share. The aggregate purchase price of these securities was $200,000. In connection with the sale of these securities we agreed that if Emerald exercises the warrant in full and converts the convertible note in full, then, at Emerald's request, we will appoint a person designated by Emerald to our Board of Directors and, in addition, for so long as Emerald holds at least eighty-five percent (85%) of the common stock issued upon such exercise and conversion, to nominate such person (or a different person designated by Emerald) to be reelected to the Board of Directors in connection with any meeting of our stockholders at which directors are to be elected. We also agreed that within 120 days of the exercise of the warrant and/or conversion of the note for an aggregate of at least 428,572 shares of common stock (subject to adjustment for dilutive events as set forth in the warrant and the note) we will register all of the shares issuable upon conversion of the note and exercise of the warrant under the Securities Act of 1933. Additionally, we granted Emerald rights to have the shares included in other registration statements we may file for the public offering of our securities for cash proceeds.

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

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance of the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities

On February 9, 2004, we borrowed $25,000 from Brooks Station Holdings, Inc., a private investment corporation. In partial consideration for the loan, we issued 100,000 shares of common stock to Brooks Station. On March 18, 2004, we borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. Each loan is evidenced by a promissory note bearing interest at 8% per annum and maturing on September 1, 2004 and is secured by a lien on all of our assets. The offer and sale of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

On May 11, 2004, we sold a convertible promissory note in the principal amount of $200,000 and a warrant to purchase up to 1,142,857 shares of our common stock at a price of $.70 per share to D. Emerald Investments Ltd., a private investment corporation. The aggregate purchase price of these securities was $200,000. The note bears interest at the rate of 8% per annum and is convertible into shares of our common stock at a price of $.70 per share. The conversion price of the note and the exercise price of the warrant are each subject to adjustment for stock dividends, stock splits, recapitalizations and the like and in the event we issue equity securities at a price lower than $.70 per share, except for common or preferred stock sold for cash proceeds. The offer and sale of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

In May 2004 we issued warrants to purchase 50,000 shares of Common Stock at an exercise price of $0.70 per share and a further 150,000 shares at an exercise price of $1.00 per share to an unaffiliated consultant in partial consideration for services to be rendered under a one-year consulting agreement. The warrants to purchase 50,000 shares of Common Stock at $0.70 vest upon grant. The warrants to purchase 150,000 shares at $1.00 per share vest at the rate of 50,000 shares per quarter. The warrants expire two years from the date on which the shares in respect of which they are issued vest. As additional consideration for the consulting services we also agreed to pay the consultant a monthly cash fee of $3,500 and a monthly stock fee of 6,429 shares of Common Stock, payable quarterly in arrears, up to a maximum of 77,148 shares. On June 15, 2004, we issued an aggregate of 19,287 shares of Common Stock to the consultant in payment of the fee for the first three months of the agreement's term. The offer and sale of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits -

     31.1 Certification required by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
     32.1 Certification pursuant to 18 U.S.C. Section 1350.

(b)  Reports on Form 8-K

     We filed a report on Form 8-K on May 14, 2004, to report the sale of a $200,000 convertible note to a foreign private investor under Item 5.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 13, 2004               By: /s/ Gilad Gat
                                    -------------------------------
                                    Gilad Gat
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)