Form 10QSB
period 2004-09-30
GSV INC
filed 2004-11-15
CIK 1051591

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004


             / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from             to
                                             ----------      ----------
                         Commission File Number 0-23901

                                    GSV, INC.
                                   ----------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                       13-3979226
          ---------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                     191 Post Road West, Westport, CT 06880
                     --------------------------------------
               Address of principal executive offices) (Zip Code)

                                 (203) 221-2690
                                 --------------
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

The number of shares of the issuer's common stock, par value $.001 per share, outstanding on November 8, 2004 was 7,472,703 shares, excluding 168,592 shares held in Treasury.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

                           GSV, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB


                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
PART I.  FINANCIAL INFORMATION                                                                       3

Item 1.  Financial Statements:                                                                       3

         Consolidated Balance Sheet (unaudited)                                                      3

         Consolidated Statements of Operations for the
         Three Months ended September 30, 2004 and 2003 (unaudited)                                  4

         Consolidated Statements of Operations for the
         Nine Months ended September 30, 2004 and 2003 (unaudited)                                   5

         Consolidated Statements of Cash Flows for the
         Nine Months ended September 30, 2004 and 2003 (unaudited)                                   6

         Notes to Consolidated Financial Statements                                                  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                        11

Item 3.  Controls and Procedures                                                                    15

PART II. OTHER INFORMATION                                                                          16

Item 6.  Exhibits                                                                                   16

SIGNATURES                                                                                          17

                          PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                           GSV, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004

     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                               $      63,939
 Account receivable                                                                            108,142
 Other current assets                                                                            4,013
                                                                                         --------------
      Total current assets                                                                     176,094

 Investments                                                                                    50,000
 Other long-term assets - geologic studies                                                   2,319,905
 Investments - oil & gas wells, net                                                            404,748
 Property and equipment, net                                                                     8,424
 Other assets                                                                                    4,599
                                                                                         --------------
      Total assets                                                                      $    2,963,770
                                                                                         ==============
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                                        $     365,785
 Note payable                                                                                  450,000
                                                                                         --------------

      Total current liabilities                                                                815,785
                                                                                         --------------

      Total liabilities                                                                        815,785
                                                                                         --------------

STOCKHOLDERS' EQUITY
 Series B Preferred stock, $0.001 par value;
  1,500,000 shares authorized; 1,500,000 shares
  issued and outstanding                                                                         1,500
 Common stock, $0.001 par value; 75,000,000 shares
  authorized; 7,641,303 issued;
  7,472,703 outstanding                                                                          7,641
 Additional paid-in capital                                                                 40,867,678
 Treasury stock                                                                               (558,998)
 Accumulated deficit                                                                       (38,169,836)
                                                                                         --------------
      Total stockholders' equity                                                             2,147,985
                                                                                         --------------

        Total liabilities and stockholders' equity                                      $    2,963,770
                                                                                         ==============

     The accompanying notes are an integral part of the financial statements

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
             For the three months ended September 30, 2004 and 2003

                                                                          2004                    2003
                                                                       ----------              ----------

Sublease income                                                       $       --              $   27,930
Oil and gas income                                                       196,908                  75,264
Other income                                                               6,609                      --
                                                                       ----------              ----------

        Total revenues                                                   203,517                 103,194

General and administrative expenses                                      243,278                 192,769
                                                                       ----------              ----------

        Total operating expenses                                         243,278                 192,769
                                                                       ----------              ----------

   Loss from operations before other income                              (39,761)                (89,575)
   and expense

   Interest income, net                                                        4                     681
   Interest expense                                                       (9,000)                     --
   Gain on sale of investments                                                --                      --
                                                                       ----------              ----------

        NET LOSS                                                     $   (48,756)             $  (88,894)
                                                                       ==========              ==========

Net loss per common share:
Loss per common share from
   operations - basic                                                $     (0.01)             $    (0.01)
                                                                       ==========              ==========

Weighted average common shares
   outstanding, basic                                                  7,472,703               6,112,916
                                                                       ==========              ==========

     The accompanying notes are an integral part of the financial statements

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
              For the nine months ended September 30, 2004 and 2003

                                                                          2004                    2003
                                                                       ----------              ----------

Sublease income                                                       $       --              $  131,205
Oil and gas income                                                       231,998                 117,430
Other income                                                              21,061                      --
                                                                       ----------              ----------
        Total revenues                                                   253,059                 248,635

General and administrative expenses                                      541,348                 590,991
                                                                       ----------              ----------
        Total operating expenses                                         541,348                 590,991

        Loss from operations before other income                        (288,289)               (342,356)
        and expense

        Interest income, net                                                  34                   2,638
        Interest expense                                                 (17,500)                     --
        Gain on sale of investments                                       16,077                      --
                                                                       ----------              ----------

        NET LOSS                                                      $ (289,677)            $  (339,718)
                                                                       ==========              ==========

Net loss per common share:
Loss per common share from
   operations - basic                                                 $    (0.04)            $     (0.08)
                                                                       ==========              ==========

Weighted average common shares
   outstanding, basic                                                  7,417,882               3,810,420
                                                                       ==========              ==========

     The accompanying notes are an integral part of the financial statements

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2004 and 2003


                                                                           2004                    2003
                                                                        ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                (292,177)               (339,718)
Adjustments to reconcile net loss to net cash flows
From operating activities:
Cost of preferred stock previously issued                                     --                  20,000
Correction of an error                                                        --                 (28,789)
Depreciation                                                               1,950                  42,079
Depletion                                                                153,677                  78,349
Increase (decrease) in cash from changes in:
Account receivable and other current assets                              (93,378)               (207,699)
Other assets                                                               8,547                  26,642
Accounts payable and other current liabilities                           126,478                 288,204
Tenant security deposit                                                       --                 (51,250)
Dividends payable                                                             --                 (63,801)
                                                                        ---------               ---------

        Net cash flows from operating activities                         (94,875)               (235,983)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment - oil & gas wells                                (109,596)                (48,207)
                                                                        ---------               ---------

        Net cash flows from investing activities                        (109,596)                (48,207)
                                                                        ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable                                                250,000                      --
Redemption of preferred stock                                                                   (200,000)
                                                                        ---------               ---------

        Net cash flows from financing activities                         250,000                (200,000)
                                                                        ---------               ---------

        Net  increase (decrease) in cash                                  45,529                (484,190)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            18,410                 598,467
                                                                        ---------               ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  63,939                 114,277
                                                                        =========               =========

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

Prior to June 2001, the Company had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. The Company has since made substantial write downs of its internet investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of September 30, 2004, these investments were valued at approximately 1.7% of the total value of the Company's assets. The Company received approximately $16,000 in January 2004 when one of these investments, Fasturn, Inc., was liquidated. The Company is continuing to investigate whether or not there are any business prospects through which material value can be realized from the remaining internet investments.

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

The information presented as of September 30, 2004 is unaudited, but, in the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2004, the results of its operations for the three and nine month periods ended September 30, 2004 and 2003 and its cash flows for the three and nine month periods ended September 30, 2004 and 2003. The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   Investments

The Company has investments in four internet-related companies, which have been accounted for using the cost method. During the quarter ended March 31, 2004, the Company recorded a gain to operations of approximately $16,000 as a fifth internet investment, Fasturn, Inc., was liquidated.

As described above, the Company acquired working interests in two oil and gas wells effective June 1, 2002 for $550,000 in cash and common stock of the Company valued at $212,500, for a total investment of $762,500. The asset is depleted on a periodic basis using the units of production method. Depletion expense for the quarter ended September 30, 2004 was $153,677. In the fourth quarter of 2002, the properties exhibited a marked decrease in the volume of oil and gas produced. Based upon an independent reserve study performed effective March 2003, the Company reduced the carrying amount of its oil and gas properties by approximately $479,000 for the year ended December 31, 2002.

On May 20, 2004, the Company elected to participate in re-completion of one of the wells in Louisiana. The work was successfully completed on June 10, 2004. The total cost to the Company was $74,063. The Company has seen an increase in revenues as a result of the re-completion of this well.

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

As a result of the Merger, the Company acquired an interest in Century Royalty LLC ("Century"), which holds certain oil and gas properties in Texas plus an additional interest in the Louisiana properties in which the Company presently holds an interest. Century also holds the rights to certain geologic studies that are included in other long term assets on the accompanying balance sheet. Century is a member of a working interest partnership that has identified several prospects derived from the geological studies and is working towards drilling these prospects. Century has a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $ 1.25 million of investment, whichever comes first. Century has a 20% participation interest in all subsequent wells drilled in the first 5 prospects. For later prospects, Century is entitled to an 80% participation interest. GSV is entitled to the first $4,168,659 of net income in Century and to 75% of net income thereafter. On November 1, 2004, the working interest partnership started work on a re-entry prospect in Texas. After reaching 6,000 feet and logging, it was determined that it was not economical to compete the well and it was decided on November 8, 2004, to plug and abandon the well.

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

4.   Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss per common share after effect of adjustable common stock warrants, as explained below, by the weighted average number of shares of common stock outstanding during the period as follows:

                           9 Months ended September 30

                                        2004                                               2003
                        ---------------------------------------         -------------------------------------

                                                         Per                                              Per
                         Loss            Shares          Share           Loss            Shares          Share
                        ---------------------------------------         --------------------------------------
Loss from continuing
operations              $ (289,677)     7,253,416       $ (0.04)        $(339,718)      3,810,420       $(0.08)
Effect of preferred
stock dividends                 --            ---           --
                        -----------     ---------       -------         ---------       ---------       ------
Net loss available
for common
shareholders            $ (289,677)     7,253,416       $ (0.04)        $(339,718)      3,810,420        (0.08)
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

Prior to June 2001, we had sought to identify and develop attractive early stage internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and our investments do not represent a significant asset. As of September 30, 2004, these investments were valued at approximately 1.7% of the total value of our assets. We received approximately $16,000 in January 2004 when one of these investments, Fasturn, Inc., was liquidated. We are continuing to investigate whether or not there are any business prospects through which material value can be realized from the remaining investments.

Effective June 1, 2002, we acquired working interests in two oil and gas wells in the state of Louisiana pursuant to an asset purchase agreement with Polystick U.S. Corporation ("Polystick"). The consideration consisted of $550,000 in cash and 850,000 shares of our common stock valued at $0.25 per share. Additionally, we acquired a one-year option valued at $80,210, including the right of first refusal, to purchase other oil and gas properties held by Polystick. On May 20, 2004, we elected to participate in re-completion of one of the wells in Louisiana. The work was successfully completed on June 10, 2004. The total cost to us was $74,063. We have seen an increase in revenues as a result of the re-completion of this well.

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

Off-Balance Sheet Transactions

In June 2001, we sublet to Nekema.com our former offices in Jersey City, New Jersey through December 31, 2008. The rent on the sublease was guaranteed by Lumbermens Mutual Casualty Company, d/b/a Kemper Insurance Company, until May 2003. In September 2002 Nekema ceased business operations and defaulted on the sublease. Kemper Insurance Company made all payments of rent due under the sublease through May 2003. We ceased paying rent beginning in July 2003 and since then have been negotiating towards a settlement with the landlord. If we are unable to negotiate a settlement with the landlord, we will remain obligated to pay rent on the space until our lease expires in December 2008. The lease contains automatic increases based upon the consumer price index. Estimated minimum future lease payments, including such increases and existing unpaid balance, aggregate approximately $902,165. On May 5, 2004 we filed a proof of claim against Nekema's estate in the United States Bankruptcy Court for the Southern District of New York. The proof of claim is for the total sum of $421,455.15 as permitted by law. We cannot assure you that we will be able to collect any of this claim.

Results of Operations

Three Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003.

Revenues: Revenues for the quarter increased by $100,323 over the corresponding period of the preceding year due to an increase in production resulting from the expansion of one of the two wells in Louisiana, which was completed on June 10, 2004. The operating company pays gas revenues 60 days after the end of each month and oil revenues 30 days after the end of each month.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, and general corporate expenses. General and administrative expenses increased by 26.2%, or $51,509 to $243,278 in the third quarter of 2004 from $192,769 in the third quarter of 2003, primarily as a result of increased depletion in the reserves.

Interest income, net: Interest income decreased by $677 to $4 in the third quarter of 2004 from $681 in the second quarter of 2003. The decrease is primarily the result of a decrease in average cash and cash equivalents, as well as a decrease in interest rates.

Net Losses: Loss from operations decreased by $40,138 from $88,894 in the third quarter of 2003, or ($0.01) per basic and diluted common share, to $48,756 in the third quarter of 2004, or ($0.01) per basic and diluted common share.

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003.

Revenues: Revenues for the first nine months of 2004 increased by $4,424 over the corresponding period of the preceding year due to an increase in production resulting from the expansion of one of the two wells in Louisiana, which was completed on June 10, 2004. The operating company pays gas revenues 60 days after the end of each month and oil revenues 30 days after the end of each month. This increase was offset by the decrease in sub-lease income.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, and general corporate expenses. General and administrative expenses decreased by 8.4%, or $49,643 to $541,348 in the first nine months of 2004 from $590,991 in the first nine months of 2003, primarily as a result of cost cutting measures we implemented.

Interest income, net: Interest income decreased by $2,604 to $34 in the first nine months of 2004 from $2,638 in the first nine months of 2003. The decrease is primarily the result of a decrease in cash and cash equivalents, as well as a decrease in interest rates.

Net Losses: Loss from operations decreased by $50,041 from $339,718 in the first nine months of 2003, or ($0.08) per basic and diluted common share, to $289,677 in the first nine months of 2004, or ($0.04) per basic and diluted common share. The decrease in the loss per basic and diluted common share is primarily due to the increase in the number of weighted average common shares outstanding and the decrease in net loss.

Liquidity and Capital Resources

Net cash used in operations decreased by 59.8%, or $141,108, to $94,875 for the nine months ended September 30, 2004, from $235,983 for the nine months ended September 30, 2003, primarily as a result of the sharp decrease in general and administrative expenses and increase in oil and gas revenues.

On February 9, 2004, we borrowed $25,000 from Brooks Station Holdings, Inc., a private investment corporation ("Brooks Station"). In partial consideration for the loan, we issued 100,000 shares of common stock to Brooks Station. On March 18, 2004, we borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. Each loan is evidenced by a promissory note bearing interest at 8% per annum and is secured by a lien on all of our assets. On September 20, 2004, we negotiated an extension of the maturity of the notes from their original maturity date of September 1, 2004 to March 1, 2004.

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

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance of the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6. Exhibits

     10.1 Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated September 20, 2004.
     31.1 Certification required by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
     32.1 Certification pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 15, 2004         By: /s/ Gilad Gat
                                    -------------
                                    Gilad Gat
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)