Form 10KSB
period 2004-12-31
GSV INC
filed 2005-03-31
CIK 1051591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______
                        Commission file number 000-23901

                                    GSV, INC.

                 (Name of small business issuer in its charter)

                Delaware                               13-3979226

    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

           191 Post Road West
          Westport, Connecticut                           06880

(Address of principal executive offices)               (Zip Code)

         Issuer's telephone number, including area code: (203) 221-2690

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)
                                ----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
|X|  Yes  [_] No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 2004 were $431,176.

As of March 24, 2005, the aggregate market value of the voting stock held by non-affiliates, based on the average of the high and the low bid and asked prices reported on such date, was $382,446.

As of March 24, 2005, there were 7,472,703 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): [_] Yes [X] No

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

Prior to June 2001, we had sought to identify and develop attractive early stage internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of December 31, 2004, these investments were valued at approximately 1.7% of the total value of our assets. We are presently investigating whether or not there are any business prospects through which material value can be realized from these investments.

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

As a result of the merger, we acquired, through Cybershop, L.L.C., an interest in Century Royalty LLC, a Texas limited liability company that holds certain oil and gas properties in Texas plus an additional interest in the Louisiana properties in which we presently hold an interest. Century Royalty also holds the rights to certain geologic studies. Century Royalty is a member of a working interest partnership that has identified several prospects derived from the geological studies and is working towards drilling these prospects. Century Royalty has a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $ 1.25 million of investment, whichever comes first. Century Royalty has a 20% participation interest in all subsequent wells drilled in the first 5 prospects. For later prospects, Century Royalty is entitled to an 80% participation interest. We are entitled to the first $4,168,659 of net income in Century Royalty and to 75% of net income thereafter. We have already received $216,590 of this amount as of the date of this report.

We face intense competition for good exploratory prospects or existing developmental prospects from entities possessing substantially larger financial resources and staffs. The demand for domestically produced gas remains substantial and should remain substantial in the foreseeable future especially in light of the turmoil in the Middle East.

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

As of December 31, 2004, we had one full-time employee (including management). Our employee is not represented by any collective bargaining organization.

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

Wells and acreage: At March 24, 2005, we owned non-operated working interests in 2 producing wells on 746 gross (21 net) acres covered by state leases in Assumption Parish, Louisiana. The properties are operated by Southwestern Energy Production Company. The wells are producing oil and gas. For the year ended December 31, 2004, the wells produced 22,998 gross, 1,380 net barrels of oil at an average price of $45.20 per barrel, and 766,000 million cubic feet (mcf) gross, 46,000 mcf net natural gas at an average price of $7.24 per mcf. For the year ended December 31, 2003, the wells produced 9,310 gross, 260 net barrels of oil at an average price of $27.05 per barrel, and 439,290 million cubic feet
(mcf) gross, 11,930 mcf net natural gas at an average price of $6.24 per mcf. We pay Southwestern Energy Production Company a monthly fee to support production costs.

We have not reported to, nor filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of our last fiscal year. We participated in the drilling of one exploratory well in Texas in 2004 and it was decided it was not economical to complete the well. We are currently in the process of obtaining leases for two additional prospects and expect to commence drilling them in 2005.

In June 2001, we sublet to Nekema.com our former offices in Jersey City, New Jersey through December 31, 2008. The rent on the sublease was guaranteed by Lumbermens Mutual Casualty Company, d/b/a Kemper Insurance Company, until May 2003. In September 2002 Nekema ceased business operations and defaulted on the sublease. Kemper Insurance Company made all payments of rent due under the sublease through May 2003. On May 5, 2004 we filed a proof of claim against Nekema's estate in the United States Bankruptcy Court for the Southern District of New York. The proof of claim is for the total sum of $421,455.15 as permitted by law. We cannot assure you that we will be able to collect any of this claim. We ceased paying rent beginning in July 2003 and since then have been negotiating towards a settlement with the landlord. If we are unable to negotiate a settlement with the landlord, we will remain obligated to pay rent on the space until our lease expires in December 2008. The lease contains automatic increases based upon the consumer price index. Estimated minimum future lease payments, including such increases, aggregate approximately $737,257.

ITEM 3. LEGAL PROCEEDINGS.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock is currently trading on the OTC Bulletin Board under the symbol "GSVI."

The following table sets forth the range of quarterly high and low sales prices for shares of our common stock for the periods indicated, as reported on the OTC Bulletin Board.

                                        2005           2004            2003
                                        ----           ----            ----
                                   HIGH     LOW    HIGH     LOW    HIGH     LOW
                                   -----   -----   -----   -----   -----   -----
Quarter ended March 31                             $0.11   $0.07   $0.14   $0.08
Quarter ended June 30                              $0.80   $0.07   $0.21   $0.07
Quarter ended September 30                         $0.73   $0.35   $0.40   $0.10
Quarter ended December 31                          $0.45   $0.25   $0.25   $0.08
January 1 through March 24         $0.30   $0.15


Our common stock trades only sporadically. The public market for our common stock is limited and you should not assume that these quotations reflect prices that you might be able to obtain in actual market transactions or in transactions involving substantial numbers of shares.

As of March 24, 2005, there were 97 holders of record of our common stock.

DIVIDENDS

We do not anticipate paying cash dividends in the foreseeable future. We presently intend to reinvest our cash back into the company rather than pay dividends to our common stockholders.

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any of our securities without registration under the Securities Act of 1933 during the fourth quarter of 2004.

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

Prior to June 2001, we had sought to identify and develop attractive early stage internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and our investments do not represent a significant asset. As of December 31, 2004, these investments were valued at approximately 1.7% of the total value of our assets. We are presently investigating whether or not there are any business prospects through which material value can be realized from these investments.

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

Each share of Series B Preferred Stock is convertible at any time at the holder's option into a number of shares of common stock equal to $1.00 divided by the conversion price then in effect. The terms upon which the Series B Preferred Stock may be converted into common stock are set forth in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on July 18, 2003. As of March 24, 2005, the Series B Preferred Stock owned by Polystick was convertible into 1,500,000 shares of common stock.

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

Upon any Liquidation Event, as defined in the Certificate of Designations, the holders of the outstanding Series B Convertible Preferred Stock will be entitled, before any distribution or payment is made to any holder of common stock or any other Junior Stock (as defined in the Certificate of Designations), to be paid an amount equal to $1.00 per share plus the amount of any declared and unpaid dividends thereon. If upon any Liquidation Event our net assets distributable among the holders of the Series B Preferred Stock are insufficient to permit the payment in full of such preferential amount to the holders of the Series B Preferred Stock, then our entire net assets of will be distributed ratably among the holders of the Series B Preferred Stock in proportion to the amounts they otherwise would have been entitled to receive.

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

OFF-BALANCE SHEET TRANSACTIONS

In June 2001, we sublet to Nekema.com our former offices in Jersey City, New Jersey through December 31, 2008. The rent on the sublease was guaranteed by Lumbermens Mutual Casualty Company, d/b/a Kemper Insurance Company, until May 2003. In September 2002 Nekema ceased business operations and defaulted on the sublease. Kemper Insurance Company made all payments of rent due under the sublease through May 2003. On May 5, 2004 we filed a proof of claim against Nekema's estate in the United States Bankruptcy Court for the Southern District of New York. The proof of claim is for the total sum of $421,455.15 as permitted by law. We cannot assure you that we will be able to collect any of this claim. We ceased paying rent beginning in July 2003 and since then have been negotiating towards a settlement with the landlord. If we are unable to negotiate a settlement with the landlord, we will remain obligated to pay rent on the space until our lease expires in December 2008. The lease contains automatic increases based upon the consumer price index. Estimated minimum future lease payments, including such increases, aggregate approximately $737,257.

RESULTS OF OPERATIONS

Year Ended December 31, 2004 compared to Year Ended December 31, 2003.

Revenue: Revenue in 2004 consisted primarily of royalty payments from our working interests in two oil and gas wells in the state of Louisiana, plus other income consisting of miscellaneous refunds and fees earned. Revenues increased by 51%, or $146,426, to $431,176 in 2004 from $284,750 in 2003. The increase in revenues for 2004 is primarily a result of the increase in production resulting from the expansion of one of the two wells in Louisiana, which was completed on June 10, 2004, and is also due to our owning the additional interest in the Louisiana wells for the entire year of 2004 as compared with only six months in 2003. Total revenues for 2003 were comprised of oil and gas revenues of $134,366 and sublease income of $150,384. Sublease income ceased in mid-2003 with the failure of Nekema to meet its sublease obligations.

General and administrative: General and administrative expenses consisted primarily of payroll and payroll-related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, depreciation, depletion, finance expenses and general corporate expenses. General and administrative expenses decreased by 3%, or $32,994, to $955,500 in the year ended December 31, 2004, from $988,494 in the prior year. The decrease in 2004 was primarily the result of cost cutting measures we implemented. Also included in general and administrative expenses was $148,507 in 2004 and $28,331 in 2003 of non-cash compensation recorded as a result of the issuance of stock and equity instruments.

Interest income, net: Interest income decreased by 99%, or $3,806, to $39 in the year ended December 31, 2004, from $3,845 in the prior year. The decrease is primarily the result of a decrease in average cash and cash equivalents.

Net Losses: Loss from operations decreased by 25%, or $179,420, to $524,324, in the year ended December 31, 2004, or ($0.07) per basic and diluted common share, from $703,744 in the prior year, or ($0.15) per basic and diluted common share. Net loss available to common stockholders in the year ended December 31, 2004, was $534,709, or ($0.07) per basic and diluted common share, as compared to $721,566, or ($0.15) per basic and diluted common share, in the prior year.

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

Net Losses: Loss from operations decreased by 16.1%, or $138,498, to $703,744 in the year ended December 31, 2003, or ($0.15) per basic and diluted common share, from $860,064 in the prior year, or ($0.38) per basic and diluted common share. The decreased loss was primarily due to the change in operations. Net loss available to common stockholders in the year ended December 31, 2003, was $721,566, or ($0.16) per basic and diluted common share, as compared to $908,064, or ($0.38) per basic and diluted common share, in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations increased by 125%, or $323,521, from a deficit of $260,518 in the year ended December 31, 2003, to $62,673 in the year ended December 31, 2004. The increase in cash provided by operations was primarily due to the sharp increase in revenues from the wells in Louisiana and a drop in general and administrative expenses.

During the fourth quarter of 2004, we recorded positive cash flow from operations of $157,547.

Net cash used in investing activities during the year ended December 31, 2004, was $(163,860), as compared to $(55,739) in the prior year. The expenditures consist of the payment of our share of the costs to drill an exploratory well in Texas, as well as the recompletion of our two Louisiana properties.

Net cash provided by financing activities during the year ended December 31, 2004, was $250,000, as compared to $(263,801) used in the prior year. The increase was due to loans received from Brooks Station Holdings and D. Emerald Investments Ltd., as described below, in 2004, as compared with the redemption of preferred shares and dividends in 2003.

In 2003, we issued to Polystick 4,500,000 shares of common stock and 1,500,000 shares of Series B Preferred Stock valued at $2,625,000 to acquire assets in a non-cash transaction.

On February 11, 2004, we borrowed $25,000 from Brooks Station Holdings, Inc., a private investment corporation ("Brooks Station"). In partial consideration for the loan, we issued 100,000 shares of common stock to Brooks Station. On March 18, 2004, we borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. We recorded non-cash compensation for the shares issued at the trading price on the date of issue, totaling $17,000 in the aggregate. Each loan is evidenced by a promissory note bearing interest at 8% per annum and is secured by a lien on all of our assets. On September 20, 2004, we negotiated an extension of the maturity of the notes from their original maturity date of September 1, 2004 to March 1, 2005. On March 10, 2005, we repaid the February note and negotiated an extension of the maturity of the March note to September 1, 2005.

On May 11, 2004, we sold a convertible promissory note in the principal amount of $200,000 and a warrant to purchase up to 1,142,857 shares of our common stock at a price of $.70 per share to D. Emerald Investments Ltd., a private investment corporation ("Emerald"). The note bears interest at the rate of 8% per annum and is convertible into shares of our common stock at a price of $.70 per share. The aggregate purchase price of these securities was $200,000. In connection with the sale of these securities we agreed that if Emerald exercises the warrant in full and converts the convertible note in full, then, at Emerald's request, we will appoint a person designated by Emerald to our Board of Directors and, in addition, for so long as Emerald holds at least eighty-five percent (85%) of the common stock issued upon such exercise and conversion, to nominate such person (or a different person designated by Emerald) to be reelected to the Board of Directors in connection with any meeting of our stockholders at which directors are to be elected. We also agreed that within 120 days of the exercise of the warrant and/or conversion of the note for an aggregate of at least 428,572 shares of common stock (subject to adjustment for dilutive events as set forth in the warrant and the note) we will register all of the shares issuable upon conversion of the note and exercise of the warrant under the Securities Act of 1933. Additionally, we granted Emerald rights to have the shares included in other registration statements we may file for the public offering of our securities for cash proceeds. We recorded a charge to operations of $129,000 for the value of the warrants and the beneficial conversion feature of the convertible note.

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

FORWARD-LOOKING STATEMENTS:

Some of the statements in this report are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions that are not statements of historical fact. You can identify these statements by the following words:

      -     "may"
      -     "will"
      -     "should"
      -     "estimates"
      -     "plans"
      -     "expects"
      -     "believes"
      -     "intends"

and similar expressions. We cannot guarantee our future results, performance or achievements. Our actual results and the timing of corporate events may differ significantly from the expectations discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, our limited operating history, history of losses, need to raise additional capital, the high risk nature of our business and the other risks described in Exhibit 99.1 to this report.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required by Item 7 are included in this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our principal independent accountants on accounting and financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our company conducted an evaluation, under the supervision and with the participation of our president and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our president and chief financial officer concluded that our company's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and executive officers are as follows:

         NAME                 AGE                TITLE
         ----                 ---                -----
         Sagi Matza           36                 Chairman of the Board

         Gilad Gat            41                 Chief Executive Officer,
                                                 Chief Financial Officer and
                                                 Director

         Yoav Bitter          37                 Director


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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors and holders of more than 10% of our common stock (collectively "Reporting Persons") to file reports of initial ownership, ownership and changes in ownership of the common stock with the Securities and Exchange Commission within certain time periods and to furnish the Company with copies of all such reports. Based solely on our review of copies of such reports furnished to us by such Reporting Persons or on the written representations of such Reporting Persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended December 31, 2004, all of the Reporting Persons complied with their Section 16(a) filing requirements.

CODE OF ETHICS.

We adopted a code of ethics for our officers, directors and employees in April 2004. We filed a copy of the code of ethics as Exhibit 14.1 to our annual report for the year ended December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the fiscal years ended December 31, 2004, 2003 and 2002, by our chief executive officer and our other executive officers whose total compensation exceeded $100,000 ("Named Executive Officers").

                           SUMMARY COMPENSATION TABLE
                           --------------------------


                                   ANNUAL COMPENSATION    LONG TERM COMPENSATION
                                   -------------------    ----------------------
                                                           OTHER      SECURITIES
    NAME AND                                               ANNUAL     UNDERLYING
PRINCIPAL POSITION       YEAR       SALARY   BONUS      COMPENSATION    OPTIONS
------------------       ----       ------   -----      ------------    -------

Gilad Gat                2004  $   120,000  $ 27,000        -                  -
President                2003      120,000     -            -            120,000
                         2002      120,000  $ 30,000        -                  -


OPTION GRANTS IN LAST FISCAL YEAR

We did not grant any stock options to the Named Executive Officers during 2004.

STOCK OPTION EXERCISES AND HOLDINGS

Our Named Executive Officers did not exercise any options in 2004. The following table sets forth the number of shares of common stock underlying unexercised options held by our Named Executive Officers as of December 31, 2004. At December 31, 2004, none of our Named Executive Officers held any "in-the-money" stock options.

                                   NUMBER OF SECURITIES
                                  UNDERLYING UNEXERCISED
                                 OPTIONS/WARRANTS AT FISCAL
                                         YEAR END
                       NAME     EXERCISABLE/UN-EXERCISABLE(1)
                       ----     -----------------------------

                    Gilad Gat            140,000/0


EMPLOYMENT AGREEMENT

On May 4, 2001, we entered into an employment agreement with Gilad Gat pursuant to which Mr. Gat was hired to be our President and Chief Executive Officer. Mr. Gat's salary is $120,000 per annum. Mr. Gat is an "at will" employee of GSV, Inc., provided however that, if he is terminated without cause, he is entitled to a severance payment of $120,000.

DIRECTORS' COMPENSATION

All directors are reimbursed for certain expenses in connection with attendance at board of directors and committee meetings. Directors are eligible to be granted options to purchase common stock under the GSV, Inc. 1998 Stock Option Plan. In October 2003 we issued options under the plan to purchase 120,000 shares of common stock at a price of $.60 per share to each of our non-employee directors. Until July 2004, directors who are not employees of GSV, Inc. also received annual compensation in the amount of $12,000 for their service as directors. In July 2004, the board decided there would be no further cash compensation for non-executive board members. Yoav Bitter received $7000 in 2004.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information at December 31, 2004, with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

                        NUMBER OF         WEIGHTED AVERAGE        NUMBER OF
                     SECURITIES TO BE         PRICE OF            SECURITIES
                       ISSUED UPON           OUTSTANDING          REMAINING
                       EXERCISE OF        OPTIONS, WARRANTS,    AVAILABLE FOR
                       OUTSTANDING            AND RIGHTS       FUTURE ISSUANCE
                     OPTIONS, WARRANTS                          UNDER EQUITY
                        AND RIGHTS                           COMPENSATION PLANS
                     -----------------   ------------------  ------------------
Equity compensation        440,000         $.54 per share          160,000
plans approved by
security holders

Equity compensation           0                  $0                 14,000
plans not approved
by security holders

Total                      440,000         $.54 per share          174,000

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information as of March 24, 2005, regarding the beneficial ownership of our common stock by (i) each person who is known to us to be the beneficial owner of more than five percent (5%) of our common stock; (ii) each director and each executive officer; and (iii) all current directors and executive officers as a group. Information contained in this report with regard to stock ownership was obtained from our stockholder list, filings with governmental authorities, or from the named individual, directors and officers. The persons identified in the following table disclaim beneficial ownership of shares owned or held in trust for the benefit of members of their families or entities with which they may be associated.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

NAME AND ADDRESS OF                 NUMBER OF SHARES     PERCENTAGE OF
BENEFICIAL OWNER (1)               BENEFICIALLY OWNED     COMMON STOCK
--------------------               ------------------     ------------

Yoav Bitter                             140,000(2)             *

Gilad Gat                               140,000(3)             *

Sagi Matza                            6,970,000(4)           76.7%

Doron Ofer                            1,428,571(5)           16.0%

All executive officers and                                   77.3%
directors as a group                  7,250,000
(3 persons)

* less than 1 percent.

      (1) Unless otherwise indicated, the address of each beneficial owner identified is c/o GSV, Inc., 191 Post Road West, Westport, Connecticut 06880.

      (2) Includes 140,000 shares of common stock issuable upon exercise of options owned by Mr. Bitter.

      (3) Includes 140,000 shares of common stock issuable upon exercise of options owned by Mr. Gat.

      (4) Includes 5,350,000 shares of common stock and 1,500,000 shares of common stock issuable upon conversion of an equal number of shares of Series B Preferred Stock held by Polystick U.S. Corp. Mr. Matza is the Chief Executive Officer of Polystick U.S. Corp. and is the indirect owner of all of its outstanding voting securities. Also includes 120,000 shares of common stock issuable upon exercise of options owned by Mr. Matza.

      (5) Includes 285,714 shares of Common Stock issuable upon conversion of a promissory note held by D. Emerald Investments Ltd. ("Emerald") and 1,142,857 shares of Common Stock issuable upon exercise of a warrant owned by Emerald. Doron Ofer is the sole owner of Emerald.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Gilad Gat, our President, and Chief Executive Officer, was the President and a director of Brooks Station Holdings, Inc., a private investment corporation, from February 2001 until December 2002. Brooks acquired 363,637 shares of our Series A Convertible Preferred Stock in a private placement offering consummated in March 2001.

In connection with and as a condition to consummation of the merger in July 2003 in which we acquired an interest in Century Royalty LLC, we redeemed all of the outstanding Series A Preferred Stock from Brooks Station for $400,001 plus dividends payable. We paid $263,801 of the redemption price in cash and $200,000 by a promissory note secured by a lien on all of our assets.

On February 9, 2004, we borrowed $25,000 from Brooks Station. In partial consideration for the loan, we issued 100,000 shares of common stock to Brooks Station. On March 18, 2004, we borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. Each loan is evidenced by a promissory note bearing interest at 8% per annum and maturing on September 1, 2005, and is secured by a lien on all of our assets.

On September 28, 2004, we entered into an agreement with Brooks Station, dated September 27, 2004, pursuant to which Brooks Station agreed to extend the maturity of three promissory notes we issued to Brooks Station from September 1, 2004 to March 1, 2005, and to waive any claim against us or our assets arising from our failure to repay the notes on the original maturity date. The notes have an aggregate principal amount of $250,000, bear interest at a rate of 8% per annum and are secured by a lien on all of our assets. On March 10, 2005, we repaid the $25,000 note issued to Brooks Station on February 9, 2004 and entered into an agreement with Brooks Station, pursuant to which Brooks Station agreed to extend the maturity date of the remaining notes to September 1, 2005 and waive any claim against us or our assets arising from our failure to repay the three notes on March 1, 2005. The remaining notes have an aggregate principal amount of $225,000, bear interest at a rate of 8% per annum and are secured by a lien on all of our assets.

On July 21, 2003 we entered into an Agreement and Plan of Merger with Polystick U.S. Corp., a privately held New York corporation ("Polystick"), Cybershop, L.L.C., a New Jersey limited liability company and wholly-owned subsidiary of GSV, Inc. and Polystick Oil & Gas, Inc., a Delaware corporation and wholly-owned subsidiary of Polystick ("POGI"), pursuant to which, on the same day, POGI was merged into Cybershop, L.L.C. and in consideration thereof we issued to Polystick 4,500,000 shares of our common stock and 1,500,000 shares of our Series B Preferred Stock.

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

ITEM 13. EXHIBITS

Exhibit No. Description

2.1 Asset Purchase Agreement, dated as of June 1, 2002, by and between GSV, Inc., Cybershop LLC and Polystick U.S. Corp. (Incorporated by reference to Exhibit 2.1 of the Company's report on Form 8-K filed June 5, 2002).
2.2 Agreement and Plan of Merger dated as of July 21, 2003, by and among GSV, Inc., Cybershop L.L.C., Polystick Oil & Gas, Inc. and Polystick U.S. Corp. (Incorporated by reference to Exhibit 2.2 of the Company's report on Form 8-K, filed July 21, 2003).
3.1 Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 333-42707).
3.2 Certificate of Amendment of the Certificate of Incorporation of Cybershop International, Inc. (Incorporated by reference to Exhibit
            3.2 of the Company's report on Form 10-QSB for the fiscal quarter ended June 30, 1999, File No. 000-23901).
3.3         Certificate of Merger of GSV, Inc into Cybershop.com, Inc.
            (Incorporated by reference to Exhibit 3.5 of the Company's report on Form 10-KSB for the year ended December 31, 1999, File No. 000-23901).
3.4 Certificate of designations, preferences and rights of Series A Convertible Preferred Stock of GSV, Inc. (Incorporated by reference to Exhibit 3.1 of the Company's report on Form 8-K, filed March 6,
            2001).
3.5 Certificate of designations, preferences and rights of Series B Convertible Preferred Stock of GSV, Inc. (Incorporated by reference to Exhibit 4.1 of the Company's report on Form 8-K, filed July 21,
            2003).
3.6 By-Laws as currently in effect. (Incorporated by reference to Exhibit 3.5 of the Company's report on Form 10-KSB for the year ended December 31, 2003, File No. 000-23901).
4.1         Specimen Common Stock Certificate (Incorporated by reference to
            Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 333-42707).
4.2 Convertible Stock Purchase Agreement, dated March 1, 2001, by and between GSV, Inc. and Brooks Station Holding, Inc. (Incorporated by reference to Exhibit 4.1 of the Company's report on Form 8-K filed March 6, 2001).
10.1 Form of Officer and Director Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 333-42707).

10.2        1998 Stock Option Plan of the Company (Incorporated by reference to
            Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 333-42707).
10.3        1998 Directors' Stock Option Plan (Incorporated by reference to
            Exhibit 10.6 to the Company's Registration Statement on Form S-1, File No. 333-42707).
10.4 Registration Rights Agreement dated September 30, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to Exhibit 10.4 of the Company's report on Form 10-QSB for the fiscal quarter ended September 30, 1999, File No. 000-23901).
10.5 Registration Rights Agreement dated December 8, 1999 among Cybershop.com, Inc., Strong River Investments, Inc. and Montrose Investments, L.P. (Incorporated by reference to Exhibit 10.14 of the Company's report on Form 10-KSB for the year ended December 31, 1999, File No. 000-23901).
10.6 Employment Agreement dated May 4, 2001, by and between GSV, Inc.and Gilad Gat (Incorporated by reference to Exhibit 10.1 of the Company's report on Form 8-K, filed May 11, 2001).
10.7 Stock Redemption Agreement dated as of July 21, 2003, between the Company and Brooks Station Holdings, Inc. (Incorporated by reference to Exhibit 4.2 of the Company's report on Form 8-K, filed July 21,
            2003).
10.8        Form of promissory note issued to Brooks Station Holdings, Inc.
            (Incorporated by reference to Exhibit 4.3 of the Company's report on Form 8-K, filed July 21, 2003).
10.9 Security Agreement dated as of July 21, 2003, by and between the Company and Brooks Station Holdings, Inc. (Incorporated by reference to Exhibit 4.4 of the Company's report on Form 8-K, filed July 21,
            2003).
10.10 Purchase Agreement dated as of May 11, 2004, by and between GSV, Inc. and D. Emerald Investments Ltd. (Incorporated by reference to
            Exhibit 10.1 of the Company's report on Form 8-K, filed May 14,
            2004).
10.11 Guaranty dated as of May 11, 2004, by Polystick U.S. Corporation in favor of D. Emerald Investments Ltd. (Incorporated by reference to Exhibit 10.2 to the Company's report on form 8-K filed May 14,
            2004).
10.12 Pledge Agreement dated as of May 11, 2004, by and between Polystick U.S. Corporation and D. Emerald Investments Ltd. (Incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K filed May 14, 2004).
10.13 Voting Agreement dated May 11, 2004, by and between Polystick U.S. Corporation and D. Emerald Investments Ltd. (Incorporated by reference to Exhibit 10.4 to the Company's report on Form 8-K filed May 14, 2004).
10.14 Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated September 20, 2004. (Incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-QSB for the fiscal quarter ended September 30, 2004, File No. 000-23901).
10.15 Convertible Promissory Note Issued to D. Emerald Investments Ltd. Dated May 11, 2004 (Incorporated by reference to Exhibit 4.1 to the Company's report on Form 8-K, filed May 14, 2004).
10.16 Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated March 10, 2005.*
14.1 Code of Ethics (Incorporated by reference to Exhibit 3.5 of the Company's report on Form 10-KSB for the year ended December 31, 2003, File No. 000-23901).
21.1        List of Subsidiaries*
23.1        Consent of Comiskey & Company, P.C.*
31.1        Section 302 Certification*
32.1        Section 906 Certification*
99.1        Risk Factors*
* Filed herewith

ITEM 14. Principal Accountant Fees and Services

                                                  2004              2003
                                                  ----              ----
     Audit Fees(1)                           19,866.79        $35,208.13
     Audit-Related Fees                              0                 0
     Tax Fees (2)                            $3,485.13         $2,627.50
     All Other Fees                                  0                 0
         Total                              $23,351.92        $37,838.63

(1) Represents the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended December 31, 2004, and December 31, 2003 and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those periods. There were no additional fees billed by our principal accountant during the years ended December 31, 2004 and 2003.

(2) Represents the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the years ended December 31, 2004 and 2003.

Our entire board of directors acts as our audit committee. In accordance with
Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services, the engagement is approved by our full board of directors. Our entire board of directors approved all of the fees referred to in the sections entitled "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees" above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GSV, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GSV, INC.


                                          By: /s/ Gilad Gat
                                             --------------------------------
                                                  Gilad Gat
                                                  Chief Executive Officer,
                                                  Chief Financial Officer and
                                                  President

                                          Date: March 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature               Title                                Date
---------               -----                                ----

                        Chief Executive Officer, Chief
/s/  Gilad Gat          Financial Officer and President   March 31, 2005
---------------         (Principal Executive Officer,
Gilad Gat               Principal Financial and
                        Accounting Officer)





/s/ Yoav Bitter                Director                   March 31, 2005
----------------
Yoav Bitter


/s/  Sagi Matza                Director                   March 31, 2005
---------------
Sagi Matza

                          INDEX TO FINANCIAL STATEMENTS

GSV, INC.

Report of Comiskey & Company, Independent Registered Public Accounting Firm.....................F-2
Balance Sheet as of December 31, 2004...........................................................F-3
Statements of Operations for the years ended December 31, 2004 and 2003.........................F-4
Statements of Stockholders' Equity for the years ended December 31, 2004 and 2003...............F-5
Statements of Cash Flows for the years ended December 31, 2004 and 2003.........................F-6
Notes to Financial Statements...................................................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
GSV, Inc and Subsidiaries
Westport, Connecticut

We have audited the accompanying consolidated balance sheet of GSV, Inc., a Delaware corporation and Subsidiaries ("the Company") as of December 31, 2004 and the related consolidated statements of operations, changes of stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSV, Inc. and Subsidiaries as of December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements are prepared assuming that the Company will continue as a going concern. As more fully described in footnote 1, the Company has incurred recurring operating losses, and it has a deficit in working capital at December 31, 2004 of $ 607,172. The Company's expected future sources of revenue will be derived from its investments in oil and gas, but the exploitation of the Company's holdings will be dependent upon obtaining financing to engage in drilling of the prospects, of which there can be no assurance. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to overcome this uncertainty are also described in footnote 1. The accompanying financial statements do not include any adjustments which may be necessary if the Company is unable to continue.


Denver, Colorado
March 29, 2005
                                                        /s/ Comiskey & Company
                                                       PROFESSIONAL CORPORATION
                                                       ------------------------

                           GSV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

   ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                         $    167,223
 Accounts receivable and other current assets                           126,102
                                                                   ------------

    Total Current Assets                                                293,325

 Investments                                                             50,000
 Other long-term assets - geologic studies                            2,316,721
 Investments - oil & gas wells, net accumulated depletion               279,125
 Property and equipment, net accumulated depreciation                     8,424
 Other assets                                                             4,598
                                                                   ------------
                                                                      2,658,869
                                                                   ------------
    Total Assets                                                   $  2,952,193
                                                                   ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                  $    291,834
 Notes payable                                                          450,000
 Other current liabilities                                              140,662
 Accrued interest                                                        18,000
                                                                   ------------

    Total Current Liablities                                            900,496

STOCKHOLDERS' EQUITY
 Series B preferred stock, $0.001 par value;
 1,500,000 shares authorized; 1,500,000 shares
 issued and outstanding                                                   1,500
 Common stock, $0.001 par value; 75,000,000 shares
 authorized; 7,472,703 issued;
 7,472,703 outstanding                                                    7,641
 Additional paid-in capital                                          41,016,185
 Treasury stock                                                        (558,998)
 Accumulated deficit                                                (38,414,631)
                                                                   ------------

    Total Stockholders' Equity                                        2,051,697
                                                                   ------------

    Total Liabilities and Stockholders' Equity                     $  2,952,193
                                                                   ============


    The accompanying notes are an integral part of the financial statements.

                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the Years Ended December 31, 2004 and 2003


                                                      2004              2003
                                                      ----              ----

Sublease income                                   $        --       $   150,384
Oil and gas income                                    386,245           134,366
Other income                                           44,931                --
                                                  -----------       -----------

  Total Revenues                                      431,176           284,750

General and administrative expenses                   955,500           988,494
                                                  -----------       -----------

  Loss From Operations Before Other
  Income and Expense                                 (524,324)         (703,744)


 Interest income, net                                      38             3,845
 Interest expense                                     (26,500)           (6,667)
 Writedown of investments                                  --           (15,000)
 Gain on sale of investments                           16,077                --
                                                  -----------       -----------

  NET LOSS                                        $  (534,709)      $  (721,566)
                                                  ===========       ===========

Net loss per common share:
Loss per common share from
  operations - basic
                                                  $     (0.07)      $     (0.15)
                                                  ===========       ===========

Weighted average common shares
  outstanding, basic                                7,431,663         4,668,929
                                                  ===========       ===========


    The accompanying notes are an integral part of the financial statements.

                           GSV, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                    Preferred Stock, Series A     Preferred Stock, Series B
                                                   ---------------------------   ---------------------------
                                                    Number of         Par         Number of         Par
                                                      Shares         Value          Shares         Value
                                                      ------         -----          ------         -----


Balance at December 31, 2002                            363,637   $    380,000             --             --
  Issuance of preferred stock for asset purchase             --             --      1,500,000          1,500
  Issuance of common stock for asset purchase                --             --             --             --
  Issuance of common stock for services                      --             --             --             --
  Redemption of preferred stock                        (363,637)      (380,000)            --             --
  Net loss                                                   --             --             --             --
                                                   ------------   ------------   ------------   ------------

Balance at December 31, 2003                                 --             --      1,500,000          1,500
  Issuance of common stock for note payable
  Issuance of common stock for services

  Net loss                                                   --             --             --             --
                                                   ------------   ------------   ------------   ------------

Balance at December 31, 2004                                 --   $         --      1,500,000   $      1,500
                                                   ============   ============   ============   ============

                                               Common Stock
                                        --------------------------     Additional                                         Total
                                         Number of         Par          Paid-in        Treasury        Accumulated     Stockholders'
                                           Shares         Value         Capital         Stock            Deficit          Equity
                                           ------         -----         -------         -----            -------          ------


Balance at December 31, 2002               2,640,090   $      2,809   $ 38,220,679   $   (558,998)   $  (37,086,215)   $    958,275
  Issuance of preferred stock for asset
    purchase                                      --             --             --             --                --           1,500
  Issuance of common stock for asset
    purchase                               4,500,000          4,500      2,619,000             --           (72,141)      2,551,359
  Issuance of common stock for services      113,326            113         28,218             --                --          28,331
  Redemption of preferred stock                   --             --             --             --                --        (380,000)
  Net loss                                        --             --             --             --          (721,566)       (721,566)
                                        ------------   ------------   ------------   ------------      ------------    ------------

Balance at December 31, 2003               7,253,416          7,422     40,867,897       (558,998)      (37,879,922)      2,437,899
  Issuance of common stock for note
    payable                                  200,000            200         16,800                                           17,000
  Issuance of common stock for services       19,287             19          2,488                                            2,507
                                                                           129,000                                          129,000
  Net loss                                        --             --             --             --          (534,709)       (534,709)
                                        ------------   ------------   ------------   ------------      ------------    ------------

Balance at December 31, 2004               7,472,703   $      7,641   $ 41,016,185   $   (558,998)     $(38,414,631)   $  2,051,697
                                        ============   ============   ============   ============      ============    ============

    The accompanying notes are an integral part of the financial statements.

                           GSV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                            2004        2003
                                                         ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(534,709)  $(721,566)
Adjustments to reconcile net loss to net cash flows
from operating activities:
   Cost of preferred stock previously issued                    --      20,000
   Common stock issued for services                         19,507      28,331
   Non-cash value of warrants and beneficial conversion    129,000          --
   Depreciation                                              1,950      52,668
   Depletion                                               336,985      51,883
   Impairment of property & equipment                           --     120,580
   Writedown of investments                                     --      15,000
Increase (decrease) in cash from changes in:
   Account receivable and other current assets            (107,324)    (78,517)
   Other assets                                              8,574      22,426
   Accounts payable and other current liabilities          208,690     279,927
   Tenant security deposit                                      --     (51,250)
                                                         ---------   ---------

      Net cash flows from operating activities              62,673    (260,518)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment - oil & gas wells                  (163,860)    (55,739)
                                                         ---------   ---------

      Net cash flows from investing activities            (163,860)    (55,739)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of preferred stock                                   --    (200,000)
Preferred dividends paid                                        --     (63,801)
Increase in notes payable                                  250,000          --
                                                         ---------   ---------

      Net cash flows from financing activities             250,000    (263,801)
                                                         ---------   ---------

      Net  Increase (decrease) in cash                     148,813    (580,058)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                18,410     598,467
                                                         ---------   ---------

CASH AND CASH EQUIVALENTS,  END OF YEAR                  $ 167,223   $  18,410
                                                         =========   =========


    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

1. Description of the Business and Basis of Presentation

Commencing in June 2001, GSV, Inc. and Subsidiaries (the "Company") changed the direction of its business. The Company's business operations since June 2001 include entering into new business operations through acquisitions or mergers and managing existing investments including the Company's oil and gas assets.

Prior to June 2001, the Company had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. In connection with this activity, the Company made investments in Fasturn, Inc., Weema Technologies, Inc., Telephone.com, Inc., MeetChina.com, Inc., and e-Commerce Solutions, Inc. The Company has since made substantial write downs of its internet investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. In September 2002 the Company restructured its investment in Telephone.com, Inc. and received $75,000 in cash and 358,000 shares of common stock of Telephone.com, Inc. in exchange for 600,000 shares of series A preferred stock of Telephone.com. In 2004, the Company sold its investment in Fasturn, Inc. The Company is presently investigating whether or not there are any business prospects through which material value can be realized from its remaining internet investments.

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

As a result of the Merger, the Company, through Merger Sub, acquired an interest in Century Royalty LLC ("Century"), a Texas limited liability company that holds certain oil and gas properties in Texas plus an additional interest in the Louisiana properties in which the Company previously held an interest. Century also holds the rights to certain geologic studies.

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

Presentation as a Going Concern

The Company has incurred substantial operating losses, resulting in an accumulated retained earnings deficit of approximately $38,400,000 at December 31, 2004. Its current investments are limited to its investments in certain oil and gas producing properties in Louisiana, and an interest in Century Royalty LLC, which has as its primary asset an investment in geologic studies to exploit other as yet unowned oil and gas properties. At the present time, the Company is receiving cash flow from its oil and gas investments sufficient to sustain its current activities. Future realization of the Company's investment in geologic studies will be dependent upon the Company's ability to obtain financing for drilling and development, of which there can be no assurance. The Company projects that potential

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004


future cash flows related to the studied prospects will exceed their carrying value, if all of the subject prospects are developed.

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

Advertising

Advertising costs are expensed as incurred.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the assets' estimated useful lives, which range from three to ten years.

Long-lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company determined that impairment existed in certain of its investments as explained in Note 3. An impairment was also recognized on leasehold improvements as explained in Note 8.

Stock-based Compensation

The Company applies Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. Accordingly, no compensation costs were recorded for options issued at prices which reflect no intrinsic value at the grant or modification date. The Company considered the effects of recognizing compensation cost pursuant to the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123). Using the Black-Scholes option pricing model, which takes into account the exercise price of the options, expected life, current price of the underlying stock, its expected volatility and dividends, and the risk-free interest rate, net income would have been decreased to the pro forma amounts as follows for the years ending December 31:

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004


                           2004                            2003
               ----------------------------    ----------------------------
               AS              PRO             AS              PRO
               REPORTED        FORMA           REPORTED        FORMA
               ------------    ------------    ------------    ------------

Net loss       $   (534,709)   $   (534,709)   $   (721,566)   $   (721,566)
               ============    ============    ============    ============

Net loss
   per share   $      (0.07)   $      (0.07)   $      (0.15)   $      (0.15)
               ============    ============    ============    ============


Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted Federal, state, and local income tax rates and laws that are expected to be in effect when the differences reverse.

Significant Concentrations

From time-to-time, the Company maintains cash balances in excess of FDIC insured limits. The amount of such excess at December 31, 2004 was approximately $0.

Fair Value of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments approximate the carrying values of such instruments.

3. Investments

The Company has investments in four internet-related companies, which have been accounted for using the cost method.

As described above, the Company acquired working interests in two oil and gas wells effective June 1, 2002 for $550,000 in cash and common stock of the Company valued at $212,500, for a total investment of $762,500. The asset is depleted on a periodic basis using the units of production method. Depletion expense for the years ended December 31, 2004 and 2003 was $ 336,985 and $51,883, respectively. In the fourth quarter of 2002, the properties exhibited a marked decrease in the volume of oil and gas produced. On May 20, 2004, the Company elected to participate in re-completion of one of the wells in Louisiana. The work was successfully completed on June 10, 2004. The total cost to the Company was $74,063. The Company has seen an increase in revenues as a result of the re-completion of this well. An independent reserve study performed effective March 2005, estimates the total remaining reserves in this well including PDP and PDNP, net of expenses and discounted at 10% is $778,954.

As described above, on July 21, 2003, the Company entered into the Merger Agreement, pursuant to which, on the same day, POGI was merged into Merger Sub and in consideration thereof the Company issued to Polystick 4,500,000 shares of Common Stock and 1,500,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock is convertible at any time at the holder's option into a number of shares of Common Stock equal to $1.00 divided by the conversion price then in effect. The conversion price is initially $1.00. No dividends are payable on the Series B Preferred Stock, except that in the event dividends are declared with respect to Common Stock, each holder of share of Series B Preferred Stock shall be entitled to receive an amount equal to the amount of dividends that would have been paid on the shares of Common Stock issuable upon conversion of such shares of Series B Preferred Stock has such shares been converted into Common Stock immediately before such dividend was declared. Upon any Liquidation Event, the holders of the outstanding Series B Preferred Stock will be entitled to be paid an amount equal to $1.00 per share plus the amount of any declared and unpaid dividends thereon. If upon any Liquidation Event, the net assets of the Company are insufficient to permit payment in full of such preferential amount to the holders of Series B Preferred Stock, then the entire net assets of the Company will be distributed ratably among the holders of the Series B Preferred Stock.

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition:

   Current assets                  $   210,784
   Other long-term assets            2,316,721
   Investments - oil & gas wells       219,420
                                   -----------
                                     2,746,925
   Current liabilities                (121,925)
                                   -----------
   Net assets acquired             $ 2,625,000
                                   ===========

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

4. Stockholders' Equity

On February 11, 2004, we borrowed $25,000 from Brooks Station Holdings, Inc., a private investment corporation ("Brooks Station"). In partial consideration for the loan, we issued 100,000 shares of common stock to Brooks Station. On March 18, 2004, we borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. Each loan is evidenced by a promissory note bearing interest at 8% per annum and is secured by a lien on all of our assets. On September 20, 2004, we negotiated an extension of the maturity of the notes from their original maturity date of September 1, 2004 to March 1, 2005. On March 10, 2005, we repaid the February note and related interest and negotiated an extension of the maturity of the March note and a note from July 2003 to September 1, 2005. The amount charged to expense for the value of the shares issued was $17,000.

On May 11, 2004, we sold a convertible promissory note in the principal amount of $200,000 and a warrant to purchase up to 1,142,857 shares of our common stock at a price of $.70 per share to D. Emerald Investments Ltd., a private investment corporation ("Emerald"). As a result of these warrant and conversion rights the company recorded an expense of $129,000 calculated using the Black Scholes method. The note bears interest at the rate of 8% per annum and is convertible into shares of our common stock at a price of $.70 per share. The aggregate purchase price of these securities was $200,000. In connection with the sale of these securities we agreed that if Emerald exercises the warrant in full and converts the convertible note in full, then, at Emerald's request, we will appoint a person designated by Emerald to our Board of Directors and, in addition, for so long as Emerald holds at least eighty-five percent (85%) of the common stock issued upon such exercise and conversion, to nominate such person (or a different person designated by Emerald) to be reelected to the Board of Directors in connection with any meeting of our stockholders at which directors are to be elected. We also agreed that within 120 days of the exercise of the warrant and/or conversion of the note for an aggregate of at least 428,572 shares of common stock (subject to adjustment for dilutive events as set forth in the warrant and the note) we will register all of the shares issuable upon conversion of the note and exercise of the warrant under the Securities Act of 1933. Additionally, we granted Emerald rights to have the shares included in other registration statements we may file for the public offering of our securities for cash proceeds.

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

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004


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

The 1998 Option Plan is summarized as follows:

                                    Shares   Weighted Average Exercise Price
                                    ------   -------------------------------
Outstanding at December 31, 2002    40,000              $ 0.30
Granted                            400,000              $ 0.56
Cancelled                          --                   --
Exercised                          --                   --
                                   -------              ------
Outstanding at December 31, 2003   440,000              $ 0.54
Granted                            --                   --
Cancelled                          --                   --
Exercised                          --                   --
                                   -------              ------
Outstanding at December 31, 2004   440,000              $ 0.54


The options granted prior to 2003 vest one-third annually over three years and expire five years from the date of grant. The options granted in 2003 vested immediately and expire five years from the date of grant. At December 31, 2004, all options are exercisable.

6. General and Administrative Expenses

Supplemental disclosure of General and Administrative Expenses

General and Administrative Expenses for 2004 were $955,500. This number includes in addition to other expenses depletion of oil and gas reserves of $336,985 and $129,000 recorded for issuance of conversion rights and warrants connected to the financing with D. Emerald.

7. Notes Payable

As described in Note 4, at December 31, 2004 the company had outstanding notes totaling $450,000. Accrued interest at December 31, 2004 totals $26,500. On March 10, 2005, the company repaid the February note of $25,000 and related interest of $2,147.95 and negotiated an extension of the maturity of the March note to September 1, 2005.

8. Leases

The Company leases for its own use office space under a non-cancelable operating lease expiring April 30, 2005, with an option for a six-month renewal. Future minimum lease payments on this non-cancelable operating lease for 2004 are approximately $6,800.

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

Rent expense for the years ended December 31, 2004 and 2003 was $186,578 and $194,366 respectively. The number for 2004 includes $164,908 accumulated to accounts payable but unpaid rent for the offices in Jersey City.

In June 2001, the Company sublet to Nekema.com its former offices in Jersey City, New Jersey through December 31, 2008. The rent on the sublease was guaranteed by Lumbermens Mutual Casualty Company, d/b/a Kemper Insurance Company until May 2003. In September 2002 Nekema ceased business operations and defaulted on the sublease. Kemper Insurance Company made all payments of rent due under the sublease from October, 2002 through May 31, 2003, totaling $133,091. On May 5, 2004 we filed a proof of claim against Nekema's estate in the United States Bankruptcy Court for the Southern District of New York. The proof of claim is for the total sum of $421,455.15 as permitted by law. We cannot assure you that we will be able to collect any of this claim. The Company is actively seeking a replacement subtenant for the property. If the Company is unable to find a subtenant, or unable to negotiate a settlement with the landlord, the Company will be obligated to pay rent on the space until the lease expires in December 2008. The lease contains automatic increases based upon the consumer price index. Estimated minimum future lease payments including such increases are as follows:

               2005                     $172,329
               2006                     $180,084
               2007                     $188,188
               2008                     $196,656
                                        --------

                                        $737,257

9. Income Taxes

Deferred taxes are recognized on the differences between the financial reporting and income tax basis of assets and liabilities using enacted tax rates.

For federal income tax purposes, the Company's subsidiary Century Royalty LLC files a partnership tax return and reports the Company's share of profits and losses, which are taxed to the Company as pass-through income from oil and gas activities. The Company files a consolidated federal income tax return with its other subsidiaries.

The tax effects of temporary differences and net operating loss carryforwards (in $000's) that give rise to deferred income tax assets and liabilities at December 31, 2004 are as follows:

Net operating loss carryforwards                          $ 7,301
Less taxable temporary differences related to depletion       (87)
                                                          -------

Net deductible temporary differences                        7,214
Less valuation allowance                                   (7,214)
                                                          -------
Net deferred tax asset                                    $    --
                                                          =======

Due to uncertainty in the realization of the deferred tax asset, the Company has provided a full valuation allowance. For the years 2004 and 2003, the valuation allowance increased $181,000 and $250,000.

As of December 31, 2004, the Company has approximately $21,473,000 in federal net operating loss carryforwards. Certain of these carryforwards may be limited due to change in control provisions in the internal revenue code. The losses expire in various years through 2024.

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

10. Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss per common share after effect of adjustable common stock warrants, as explained below, by the weighted average number of shares of common stock outstanding during the period as follows:

                                            2004                                 2003
                            ----------------------------------    ----------------------------------

                               LOSS       SHARES       SHARE        LOSS        SHARES     PER SHARE
                               ----       ------       -----        ----        ------     ---------
Loss from continuing
operations                  $(534,709)   7,431,663   $    (.07)   $(721,566)   4,668,929   $    (.15)
Effect of preferred
stock dividends                    --           --          --           --           --          --
                            ---------    ---------   ---------    ---------    ---------   ---------
Net loss available
for common
shareholders                $(534,709)   7,431,663   $    (.07)   $(721,566)   4,668,929        (.15)
                            =========    =========   =========    =========    =========   =========

11.   Subsequent Events

Subsequent to year end, the Company on March 10, 2005, repaid the February note and related interest and negotiated an extension of the maturity of the March note to September 1, 2005.

12.  Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The initial adoption of this standard is not expected to have an impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

13. Unaudited Oil and Gas Reserve Quantities

This section provides information required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities."

The following unaudited reserve estimates were prepared internally, based upon a study conducted by Pressler Petroleum Consultants, Inc., an independent engineering company, as of April 1, 2005, and adjusted by the Company for production through Dec. 31, 2003. There are many uncertainties inherent in estimated proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

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

Unaudited net quantities of proved and proved developed reserves of crude oil (including condensate) and natural gas, all of which are located within the continental United States, are summarized below:

Changes in Proved Reserves:

                                                (BBLS)       (MCF)
Estimated quantity, December 31, 2003             1,038     101,688

Production                                       (1,380)    (45,965)
Acquisitions
Discoveries
Revisions of previous estimates                   4,015      76,938
                                               --------    --------

Estimated quantity, December 31, 2004             3,673     132,661
                                               ========    ========

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

Proved developed reserves:

   Oil (BBLS)

December 31, 2003                  1, 038
December 31, 2004                   3,673

    Gas (MCF)

December 31, 2003                 101,688
December 31, 2004                 132,661

Proved undeveloped reserves:

Oil (BBLS)

December 31, 2004                       0


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

                                              As of Dec. 31,
                                                   2004
                                             ---------------

Future cash inflows                          $     1,244,230
Future development and production costs             (304,272)
                                             ---------------

Future net cash flows                                940,558
10% annual discount for
Estimating timing of cash flows                     (161,604)
                                             ---------------

Standardized measure of
discounted future net cash flows                     778,954
                                             ===============

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

Changes in Standardized measure are as follows:

Standardized measure of
discounted future net
cash flows, December 31, 2003       $ 502,586

Purchase of reserves in place               0

Changes in price, net of future
production costs                    $  47,588

Changes in estimated future
development costs                   $ 122,334

Changes in estimated quantities     $ 538,038

Changes due to operations:
Production                          ($336,985)
Accretion of discount               ($  6,803)

Other                               ($ 87,804)
                                    ---------

Standardized measure of
  discounted future net
  cash flows, December 31, 2004     $ 778,954
                                    =========

Exhibit Index

Exhibit No.   Description

  10.16 Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated March 10, 2005.
  21.1        List of Subsidiaries
  23.1        Consent of Comiskey & Company, P.C.
  31.1        Section 302 Certification
  32.1        Section 906 Certification
  99.1        Risk Factors