Form 10QSB
period 2005-03-31
GSV INC
filed 2005-05-13
CIK 1051591

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

The number of shares of the issuer's common stock, par value $.001 per share, outstanding on May 11, 2005 was 7,472,703 shares, excluding 168,592 shares held in Treasury.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                           GSV, INC. AND SUBSIDIARIES


                              INDEX TO FORM 10-QSB



                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

               Consolidated Balance Sheet (unaudited)                       2

               Consolidated Statements of Operations for the
               Three Months ended March 31, 2005 and 2004 (unaudited)       3

               Consolidated Statements of Cash Flows for the
               Three Months ended March 31, 2005 and 2004 (unaudited)       4

               Notes to Consolidated Financial Statements                   5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               8

Item 3.  Controls and Procedures                                            11

PART II. OTHER INFORMATION                                                  12

Item 6.  Exhibits                                                           12

SIGNATURES                                                                  13

                          PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                           GSV, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005


    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $    224,131
  Accounts receivable and other current assets                          103,053
                                                                   ------------

    Total current assets                                                327,185


  Investments                                                            50,000
  Other long-term assets - geologic studies                           2,316,721
  Investments - oil & gas wells, net accumulated depletion              181,961
  Property and equipment, net accumulated depreciation                    7,674
  Other assets                                                               --
                                                                   ------------
                                                                      2,556,356

    Total assets                                                   $  2,883,540
                                                                   ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                 $    314,927
  Other Current liabilities                                             132,897
  Accrued Interest                                                       25,500
                                                                   ------------

    Total current liablities                                            473,324

Note payable                                                            425,000
                                                                   ------------

    Total liablities                                                    898,324


STOCKHOLDERS' EQUITY
  Series B Preferred stock, $0.001 par value;
    1,500,000 shares authorized; 1,500,000 shares
    issued and outstanding                                                1,500
  Common stock, $0.001 par value; 75,000,000 shares
    authorized; 7,641,295 issued;
    7,472,703 outstanding                                                 7,641
  Additional paid-in capital                                         41,016,185
  Treasury stock                                                       (558,998)
  Accumulated deficit                                               (38,481,112)
                                                                   ------------

    Total stockholders' equity                                        1,985,216
                                                                   ------------

    Total liabilities and stockholders' equity                     $  2,883,540
                                                                   ============


    The accompnaying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  For the three months March 31, 2005 and 2004


                                                        2005            2004
                                                    -----------     -----------

Oil and gas income                                  $   165,614           7,731
Other income                                                 --          14,452
                                                    -----------     -----------
  Total revenues                                        165,614          22,183

General and administrative expenses                     222,453         128,329
                                                    -----------     -----------
  Total operating expenses                              222,453         128,329

  Loss from operations before other                     (56,839)       (106,146)
    income and expense

  Interest income, net                                        6              25
  Interest expense                                       (9,648)         (4,250)
  Writedown of investments                                   --          16,077
  Gain on sale of investments                                --              --
                                                    -----------     -----------
  NET LOSS                                          $   (66,481)    $   (94,294)
                                                    ===========     ===========
Net loss per common share:
Loss per common share from
  operations - basic                                $     (0.01)    $     (0.01)
                                                    ===========     ===========
Weighted average common shares
  outstanding, basic                                  7,472,703       7,253,416
                                                    ===========     ===========


    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the three months March 31, 2005 and 2004

                                                             2005        2004
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    (66,481)    (94,294)
Adjustments to reconcile net loss to net cash flows
  from operating activities:
Depreciation                                                    750         975
Depletion                                                    97,164       6,692
Increase (decrease) in cash from changes in:
Account receivable and other current assets                 (23,049)      6,708
Other assets                                                  4,599       8,474
Accounts payable and other current liabilities               22,827      41,558
                                                           --------    --------

      Net cash flows from operating activities               81,908     (29,887)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment - oil & gas wells                         --     (12,105)
                                                           --------    --------

      Net cash flows from investing activities                   --     (12,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in notes payable                        (25,000)     50,000
                                                           --------    --------
      Net cash flows from financing activities              (25,000)     50,000
                                                           --------    --------
      Net increase in cash                                   56,908       8,008

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                167,223      18,410
                                                           --------    --------
CASH AND CASH EQUIVALENTS,  END OF YEAR                     224,131      26,418
                                                           ========    ========

    The accompnaying notes are an integral part of the financial statements.

                           GSV, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of the Business and Basis of Presentation

Since July 2003 the business operations of GSV, Inc. and Subsidiaries ("the Company") have been focused on managing existing investments in oil and gas assets and entering into new investments in this industry. Currently, the Company has been pursuing opportunities in the alternative energies arena, specifically in the biodiesel sector.

From June 2001 to July 2003 the Company's business operations included entering into new business operations through acquisitions or mergers and managing existing investments including the Company's oil and gas assets.

Prior to June 2001, the Company had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. The Company has since made substantial write downs of its internet investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of March 31, 2004, these investments were valued at approximately 1.7% of the total value of the Company's assets. The Company received approximately $16,000 in January 2004 when one of these investments, Fasturn, Inc., was liquidated. The Company is continuing to investigate whether or not there are any business prospects through which material value can be realized from the remaining internet investments.

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

The information presented as of March 31, 2005 is unaudited, but, in the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2005, the results of its operations for the three month periods ended March 31, 2005 and 2004 and its cash flows for the three-month periods ended March 31, 2005 and 2004. The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.    Investments

The Company has invested in four internet-related companies, which have been accounted for using the cost method. These investments have been written off except the investment in Telephone.com, which is valued at $ 50,000.

As described above, the Company acquired working interests in two oil and gas wells effective June 1, 2002 for $550,000 in cash and common stock of the Company valued at $212,500, for a total investment of $762,500. The asset is depleted on a periodic basis using the units of production method. Depletion expense for the quarter ended March 31, 2005 was $97,154. In the fourth quarter of 2002, the properties exhibited a marked decrease in the volume of oil and gas produced. On May 20, 2004, the Company elected to participate in re-completion of one of the wells in Louisiana. The work was successfully completed on June 10, 2004. The total cost to the Company was $74,063. The Company has seen an increase in revenues as a result of the re-completion of this well. An independent reserve study performed effective March 2005 estimates the total remaining reserves in this well including PDP and PDNP, net of expenses and discounted at 10%, was $778,954.

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
                                         ===========

In connection with and as a condition to the Merger, the Company redeemed all of its existing outstanding Series A preferred stock, par value $0.001 per share, for $400,001, plus dividends payable. The Company paid $263,801 of the redemption price in cash and $200,000 by a full recourse promissory note bearing interest at a rate of 8% per annum and due September 4, 2004, secured by a lien on all of the Company's assets. The maturity date of the promissory note has been extended to September 1, 2005.

As a result of the Merger, the Company acquired an interest in Century Royalty LLC ("Century"), which holds certain oil and gas properties in Texas plus an additional interest in the Louisiana properties in which the Company presently holds an interest. Century also holds the rights to certain geologic studies that are included in other long term assets on the accompanying balance sheet. Century is a member of a working interest partnership that has identified several prospects derived from the geological studies and is working towards drilling these prospects. Century has a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $ 1.25 million of investment, whichever comes first. Century has a 20% participation interest in all subsequent wells drilled in the first 5 prospects. For later prospects, Century is entitled to an 80% participation interest. GSV is entitled to the first $4,168,659 of net income in Century and to 75% of net income thereafter. The balance of this preference as of April 30, 2005 was $3,887,429.

On November 1, 2004, the working interest partnership started work on a re-entry prospect in Texas. After reaching 6,000 feet and logging, it was determined that it was not economical to complete the well and it was decided on November 8, 2004, to plug and abandon the well.

3.    Stockholders' Equity

There were no changes in stockholders' equity during the three months ended March 31, 2005.

4.    Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss per common share after effect of adjustable common stock warrants, as explained below, by the weighted average number of shares of common stock outstanding during the period as follows:

                                                              3 Months ending March 31
                                                 2005                                           2004
                                ----------------------------------------       ----------------------------------------
                                                               Per                                            Per
                                Loss            Shares         Share           Loss            Shares         Share
                                ----------------------------------------       ----------------------------------------
      Loss from continuing
      operations                $ (66,481)      7,472,703      $    (.01)      $ (94,294)      7,253,416      $    (.01)
      Effect of preferred
      stock dividends
                                ---------       ---------      ---------       ---------       ---------      ---------
      Net loss available
      for common
      shareholders              $ (66,481)      7,472,703      $    (.01)      $ (94,294)      7,253,416      $    (.01)

                                =========       =========      =========       =========       =========      =========

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since July 2003 our business operations have been focused on managing our existing investments in oil and gas assets and entering into new investments in this industry. Currently, we have been pursuing opportunities in the alternative energies arena, specifically in the biodiesel sector. From June 2001 to July 2003, our business operations included managing our existing investments and entering into new business operations through acquisitions or mergers.

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

The sole shareholder of Polystick is RT Sagi Holding Ltd., an Israeli corporation. The sole stockholder of RT Sagi and indirect owner of Polystick is Mr. Sagi Matza. Effective as of the consummation of the Merger, Mr. Matza was appointed to our board of directors as the designee of Polystick. Polystick has the right to elect two additional persons to our board of directors but has not yet done so.

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

Upon any Liquidation Event, as defined in the Certificate of Designations, the holders of the outstanding Series B convertible preferred stock will be entitled, before any distribution or payment is made to any holder of common stock or any other Junior Stock (as defined in the Certificate of Designations), to be paid an amount equal to $1.00 per share plus the amount of any declared and unpaid dividends thereon. If upon any Liquidation Event our net assets distributable among the holders of the Series B convertible preferred stock are insufficient to permit the payment in full of such preferential amount to the holders of the Series B convertible preferred stock, then the our net assets will be distributed ratably among the holders of the Series B convertible preferred stock in proportion to the amounts they otherwise would have been entitled to receive.

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

Off-Balance Sheet Transactions

In June 2001, we sublet to Nekema.com our former offices in Jersey City, New Jersey through December 31, 2008. The rent on the sublease was guaranteed by Lumbermens Mutual Casualty Company, d/b/a Kemper Insurance Company, until May 2003. In September 2002 Nekema ceased business operations and defaulted on the sublease. Kemper Insurance Company made all payments of rent due under the sublease through May 2003. On May 5, 2004 we filed a proof of claim against Nekema's estate in the United States Bankruptcy Court for the Southern District of New York. The proof of claim is for the total sum of $421,455.15 as permitted by law. We cannot assure you that we will be able to collect any of this claim. We ceased paying rent beginning in July 2003 and since then have been negotiating towards a settlement with the landlord. If we are unable to negotiate a settlement with the landlord, we will remain obligated to pay rent on the space until our lease expires in December 2008. The lease contains automatic increases based upon the consumer price index. Estimated minimum future lease payments, including such increases, aggregate approximately $700,934.

Results of Operations

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004.

Revenues: Revenues for the quarter increased by $143,431 over the corresponding period of the preceding year due primarily to the increase in production resulting from the expansion of one of the two wells in Louisiana, which was completed on June 10, 2004.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, depletion and general corporate expenses. General and administrative expenses increased by 74%, or $94,124, to $222,453 in the first quarter of 2005 from $128,329 in the first quarter of 2004, primarily as a result of the increase in depletion ..

Interest income, net: Interest income decreased $19 to $6 in the first quarter of 2004 from $25 in the first quarter of 2004. The decrease is primarily the result of the decrease in interest rates.

Net Losses: Loss from operations decreased by $27,813 from $94,294 in the first quarter of 2004, or ($0.01) per basic and diluted common share, to $66,481 in the first quarter of 2005, or ($0.01) per basic and diluted common share.

Liquidity and Capital Resources

Net cash provided by operations increased by $111,795, from a deficit of $29,887 for the three months ended March 31, 2004, to a positive $81,908 for the three months ended March 31, 2005. The increase in cash provided by operations was primarily due to the sharp increase in revenues from the wells in Louisiana and a drop in general and administrative expenses other than depletion.

Net cash used in investing activities during the quarter ended March 31, 2005, was $0, as compared to $(12,105) in the prior year.

In 2003, we issued to Polystick 4,500,000 shares of common stock and 1,500,000 shares of Series B convertible preferred stock valued at $2,625,000 to acquire assets in a non-cash transaction.

On February 11, 2004, we borrowed $25,000 from Brooks Station Holdings, Inc., a private investment corporation ("Brooks Station"). In partial consideration for the loan, we issued 100,000 shares of common stock to Brooks Station. On March 18, 2004, we borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. Each loan is evidenced by a promissory note bearing interest at 8% per annum and maturing on September 1, 2004 and is secured by a lien on all of our assets. On September 20, 2004, we negotiated an extension of the maturity of the notes from their original maturity date of September 1, 2004 to March 1, 2005. On March 10, 2005, we repaid the note issued on February 11, 2004 and negotiated an extension of the maturity of the note dated March 18, 2004 to September 1, 2005. We also extended to the same date the maturity of an 8% secured promissory note we issued to Brooks Station on July 21, 2003 in the principal amount of $200,000.

On May 11, 2004, we sold a convertible promissory note in the principal amount of $200,000 and a warrant to purchase up to 1,142,857 shares of our common stock at a price of $.70 per share to D. Emerald Investments Ltd., a private investment corporation ("Emerald"). The note bears interest at the rate of 8% per annum and is convertible into shares of our common stock at a price of $.70 per share. The aggregate purchase price of these securities was $200,000. In connection with the sale of these securities we agreed that if Emerald exercises the warrant in full and converts the convertible note in full, then, at Emerald's request, we will appoint a person designated by Emerald to our Board of Directors and, in addition, for so long as Emerald holds at least eighty-five percent (85%) of the common stock issued upon such exercise and conversion, we will nominate such person (or a different person designated by Emerald) to be reelected to the Board of Directors in connection with any meeting of our stockholders at which directors are to be elected. We also agreed that within 120 days of the exercise of the warrant and/or conversion of the note for an aggregate of at least 428,572 shares of common stock (subject to adjustment for dilutive events as set forth in the warrant and the note) we will register all of the shares issuable upon conversion of the note and exercise of the warrant under the Securities Act of 1933. Additionally, we granted Emerald rights to have the shares included in other registration statements we may file for the public offering of our securities for cash proceeds.

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

Forward-Looking Statements:

Some of the statements in this report are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions that are not statements of historical fact. You can identify these statements by the following words:

      -   "may"
      -   "will"
      -   "should"
      -   "estimates"
      -   "plans"
      -   "expects"
      -   "believes"
      -   "intends"

and similar expressions. We cannot guarantee our future results, performance or achievements. Our actual results and the timing of corporate events may differ significantly from the expectations discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward- looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, our limited operating history, history of losses, need to raise additional capital, the high risk nature of our business, and other risks described in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 3. Controls and Procedures

As of the end of the period covered by this report, our company conducted an evaluation, under the supervision and with the participation of our chief executive and financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, our chief executive and financial officer concluded that our company's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                           PART II. OTHER INFORMATION

Item 6. Exhibits

31.1 Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: May 13, 2005

                                By: /s/ Gilad Gat
                                    --------------------------------------------
                                    Gilad Gat
                                    Chief Executive Officer and President
                                    (principal executive officer)
                                    Chief Financial Officer
                                    (principal financial and accounting officer)