Form 10QSB
period 2005-06-30
GSV INC
filed 2005-08-12
CIK 1051591

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

             / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to
                                                 -----------     ----------

                         Commission File Number 0-23901

                                    GSV, INC.

        (Exact name of small business issuer as specified in its charter)

           Delaware                                   13-3979226
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

    191 Post Road West, Westport, CT                         06880
(Address of principal executive offices)                   (Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirement for the past 90 days. Yes  X         No
                                                             ---           ---

The number of shares of the issuer's common stock, par value $.001 per share, outstanding on August 11, 2005 was 7,472,703 shares, excluding 168,592 shares held in Treasury.

Transitional Small Business Disclosure Format (check one): Yes          No  X
                                                               ---         ---

                           GSV, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                                                        Page
                                                                       Number
                                                                       ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheet (unaudited)                          3

         Consolidated Statements of Operations for the Three Months
         and Six Months ended June 30, 2005 and 2004 (unaudited)         4

         Consolidated Statements of Cash Flows for the
         Six Months ended June 30, 2005 and 2004 (unaudited)             6

         Notes to Consolidated Financial Statements (unaudited)          7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           10

Item 3.  Controls and Procedures                                        13

PART II. OTHER INFORMATION

Item 6.  Exhibits                                                       14

SIGNATURES                                                              15

                          PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                           GSV, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                     $       261,616
  Accounts receivable and other current assets                          126,049
                                                                ----------------

         Total current assets                                           387,665


  Investments                                                            50,000
  Other long-term assets - geologic studies                           2,316,721
  Investments - oil & gas wells, net                                     80,845
  Property and equipment, net                                             6,924
  Other assets
                                                                      2,454,490
                                                                ----------------
         Total assets                                           $     2,842,155
                                                                ================

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                              $       375,079
  Other current liabilities                                     $       112,996
  Accrued interest                                              $        34,000
                                                                ----------------
  Total Current Liabilities                                     $       522,075
                                                                ----------------
  Note payable                                                          425,000
                                                                ----------------
         Total liablities                                               947,075
                                                                ----------------

STOCKHOLDERS' EQUITY
  Series B preferred stock, $0.001 par value;
   1,500,000 shares authorized; 1,500,000 shares
   issued and outstanding                                                 1,500
  Common stock, $0.001 par value; 75,000,000 shares
   authorized; 7,641,295 issued;
   7,472,703 outstanding                                                  7,641
  Additional paid-in capital                                         41,016,185
  Treasury stock                                                       (558,998)
  Accumulated deficit                                               (38,571,248)
                                                                 ---------------

         Total stockholders' equity                                   1,895,080
                                                                 ---------------
         Total liabilities and stockholders' equity             $     2,842,155
                                                                 ===============

    The accompanying notes are an integral part of the financial statements

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For the six months ended June 30, 2005 and 2004
                                  (Unaudited)


                                                 2005              2004
                                                 ----              ----

Oil and gas income                              332,399               35,090
Other income                                        ---               14,452
                                             -----------         ------------

  Total revenues                                332,399               49,542

General and administrative expenses             470,876              298,070
                                             -----------         ------------

  Total operating expenses                      470,876              298,070

  Loss from operations before other income     (138,477)            (248,528)
  and expense

  Interest income, net                                8                   30
  Interest expense                              (18,148)              (8,500)
  Gain on sale of investments                       ---               16,077
                                             -----------         ------------

  NET LOSS                                   $ (156,617)         $  (240,921)
                                             ===========         ============

Net loss per common share:
Loss per common share from
  operations - basic                         $    (0.02)         $    (0.03)
                                             ===========         ===========
Weighted average common shares
  outstanding, basic                          7,472,703           7,253,416
                                             ===========         ===========


    The accompanying notes are an integral part of the financial statements

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the three months ended June 30, 2005 and 2004
                                  (Unaudited)


                                                 2005              2004
                                                 ----              ----

Oil and gas income                              166,786               27,359
Other income                                        ---                  ---
                                             -----------         ------------

  Total revenues                                166,786               27,359

General and administrative expenses             248,425              169,741
                                             -----------         ------------

  Total operating expenses                      248,425              169,741
                                             -----------         ------------

  Loss from operations before other income      (81,639)            (142,382)
  and expense

  Interest income, net                                2                    5
  Interest expense                               (8,500)              (4,250)
  Gain on sale of investments                       ---                  ---
                                             -----------         ------------
  NET LOSS                                   $  (90,137)         $  (146,627)
                                             ===========         ============

Net loss per common share:
Loss per common share from
  operations - basic                         $    (0.01)               (0.02)
                                             ===========         ============

Weighted average common shares
  outstanding, basic                          7,472,703            7,253,416
                                             ===========         ============


    The accompanying notes are an integral part of the financial statements

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the six months ended June 30, 2005 and 2004
                                  (Unaudited)


                                                                     2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           (156,617)       (240,921)
Adjustments to reconcile net loss to net cash flows
 from operating activities:
Depreciation                                                          1,500           5,204
Depletion                                                           205,235          27,346
Increase (decrease) in cash from changes in:
Account receivable and other current assets                              53          (7,366)
Other assets                                                          4,598           4,798
Accounts payable and other current liabilities                       71,578         148,764
                                                             ---------------    ------------
Net cash flows from operating activities                            126,347         (62,175)


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment - oil & gas wells                             (6,954)        (66,384)
                                                             ---------------    ------------
Net cash flows from investing activities                             (6,954)        (66,384)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in notes payable                                (25,000)        250,000
                                                             ---------------    ------------
Net cash flows from financing activities                            (25,000)        250,000

Net increase in cash                                                 94,393         121,441

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        167,223          18,410
                                                             ---------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                              261,616         139,851
                                                             ===============    ============

    The accompanying notes are an integral part of the financial statements

                           GSV, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Description of the Business and Basis of Presentation

Since July 2003 the business operations of GSV, Inc. and its subsidiaries (the "Company") have been focused on managing existing investments in oil and gas assets and entering into new investments in this industry. Currently, the Company has been pursuing opportunities in the alternative energies arena, specifically in the biodiesel sector.

From June 2001 to July 2003 the Company's business operations included entering into new business operations through acquisitions or mergers and managing existing investments including the Company's oil and gas assets.

Prior to June 2001, the Company had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. The Company has since made substantial write downs of its internet investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of June 30, 2005, these investments were valued at approximately 1.8% of the total value of the Company's assets. The Company received approximately $16,000 in January 2004 when one of these investments, Fasturn, Inc., was liquidated. The Company is continuing to investigate whether or not there are any business prospects through which material value can be realized from the remaining internet investments.

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

The information presented as of June 30, 2005 is unaudited, but, in the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2005, the results of its operations for the three and six month periods ended June 30, 2005 and 2004 and its cash flows for the three and six month periods ended June 30, 2005 and 2004. The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended
December 31, 2004, included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   Investments

The Company has invested in four internet-related companies, which have been accounted for using the cost method. These investments have been written off except the investment in Telephone.com, which is valued at $50,000.

As described above, the Company acquired working interests in two oil and gas wells effective June 1, 2002 for $550,000 in cash and common stock of the Company valued at $212,500, for a total investment of $762,500. The asset is depleted on a periodic basis using the units of production method. Depletion expense for the quarter ended June 30, 2005 was $108,071. In the fourth quarter of 2002, the properties exhibited a marked decrease in the volume of oil and gas produced. On May 20, 2004, the Company elected to participate in re-completion of one of the wells in Louisiana. The work was successfully completed on June 10, 2004. The total cost to the Company was $74,063. The Company has seen an increase in revenues as a result of the re-completion of this well. An independent reserve study performed effective March 2005 estimates the total remaining reserves in this well including PDP and PDNP, net of expenses and discounted at 10%, was $778,954.

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

Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition:

                        Current assets                     $   210,784
                        Other long-term assets               2,316,721
                        Investments - oil & gas wells          219,420
                                                           ------------
                                                             2,746,925
                        Current liabilities                   (121,925)
                                                           ------------
                        Net assets acquired                $ 2,625,000
                                                           ============

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

As a result of the Merger, the Company acquired an interest in Century, which holds certain oil and gas properties in Texas plus an additional interest in the Louisiana properties in which the Company presently holds an interest. Century also holds the rights to certain geologic studies that are included in other long term assets on the accompanying balance sheet. Century is a member of a working interest partnership that has identified several prospects derived from the geological studies and is working towards drilling these prospects. Century has a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $ 1.25 million of investment, whichever comes first. Century has a 20% participation interest in all subsequent wells drilled in the first 5 prospects. For later prospects, Century is entitled to an 80% participation interest. GSV is entitled to the first $4,168,659 of net income in Century and to 75% of net income thereafter. The balance of this preference as of June 30, 2005 was $3,800,384. On November 1, 2004, the working interest partnership started work on a re-entry prospect in Texas. After reaching 6,000 feet and logging, it was determined that it was not economical to complete the well and it was decided on November 8, 2004, to plug and abandon the well.

3.   Stockholders' Equity

There were no changes in stockholders' equity during the three months ended June 30, 2005.

4.   Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss per common share after effect of adjustable common stock warrants, as explained below, by the weighted average number of shares of common stock outstanding during the period as follows:

                                                        6 Months ended June 30
                                           2005                                           2004
                          ----------------------------------------       ----------------------------------------
                                                         Per                                            Per
                          Loss            Shares         Share           Loss            Shares         Share
                          ----------------------------------------       ----------------------------------------
Loss from continuing
operations                $ 156,617      7,472,703      $ (0.02)       $ (240,921)      7,253,416      $    (.03)
Effect of preferred
stock dividends
                          ---------      ---------      --------       ----------       ---------      ---------
Net loss available
for common
shareholders              $ 156,617      7,472,793      $ (0.02)       $ (240,921)      7,253,416      $    (.03)

                          =========      =========      ========       ==========       =========      ==========

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

Prior to June 2001, we had sought to identify and develop attractive early stage internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and our investments do not represent a significant asset. As of June 30, 2005, these investments were valued at approximately1.8% of the total value of our assets. We are presently investigating whether or not there are any business prospects through which material value can be realized from the remaining investments.

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

Results of Operations

Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004

Revenues: Revenues for the quarter increased by $139,427 over the corresponding period of the preceding year due primarily to the increase in production resulting from the expansion of one of the two wells in Louisiana, which was completed on June 10, 2004.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, depletion and general corporate expenses. General and administrative expenses increased by 46.3%, or $78,684, to $248,425 in the second quarter of 2005 from $169,741 in the second quarter of 2004, primarily as a result of the increase in depletion expense.

Interest income, net: Interest income decreased $3 to $2 in the second quarter of 2005 from $5 in the second quarter of 2004. The decrease is primarily the result of the decrease in interest rates.

Net Losses: Loss from operations decreased by $56,490 from $146,627 in the second quarter of 2004, or ($0.02) per basic and diluted common share, to $90,137 in the first quarter of 2005, or ($0.01) per basic and diluted common share.

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004.

Revenues: Revenues for the period increased by $282,857 over the corresponding period of the preceding year due primarily to the increase in production resulting from the expansion of one of the two wells in Louisiana, which was completed on June 10, 2004.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, depletion and general corporate expenses. General and administrative expenses increased by 58.0%, or $172,806, to $470,876 in the first six months of 2005 from $298,070 in the first six months of 2004, primarily as a result of increase in depletion expense.

Interest income, net: Interest income decreased $22 to $8 in the first six months of 2005 from $30 in the first six months of 2004. The decrease is primarily the result of the decrease in interest rates.

Net Losses: Loss from operations decreased by $84,304 from $240,921 in the first six months of 2004, or ($0.03) per basic and diluted common share, to $156,617 in the first six months of 2005, or ($0.02) per basic and diluted common share.

Liquidity and Capital Resources

Net cash provided by operations increased by $188,522, from a deficit of $62,175 for the six months ended June 30, 2004, to a positive $126,347 for the six months ended June 30, 2005. The increase in cash provided by operations was primarily due to the sharp increase in revenues from the wells in Louisiana and a drop in general and administrative expenses other than depletion.

Net cash used in investing activities during the six months ended June 30, 2005, was $6,954, as compared to $(66,384) in the corresponding period of the prior year.

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

On July 3, 2005, we entered into an agreement with Emerald dated as of May 10, 2005 (the "Agreement"), pursuant to which we agreed to extend and renew the note and the warrant. Under the terms of the Agreement, the maturity date of the note was extended from May 10, 2006 to May 10, 2007 and Emerald's right to convert the note and all accrued interest on the note into common stock at a price of $.70 per share was extended until any time prior to May 10, 2006. The term of the warrant was also extended from May 10, 2005 to May 10, 2006.

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

Forward-Looking Statements

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

Item 3. Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2005. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation our disclosure controls and procedures were operating at the reasonable effectiveness level at that time.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred in the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6. Exhibits

10.1 Agreement by and between GSV, Inc. and D. Emerald Investments Ltd. dated as of May 10, 2005.
31.1 Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 12, 2005

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