Form 10QSB
period 2005-09-30
GSV INC
filed 2005-11-14
CIK 1051591

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2005, there were 7,472,703 shares of common stock outstanding, excluding 168,592 shares held in Treasury.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

                           GSV, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                                                         Page
                                                                        Number
                                                                        ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:                                              3

        Consolidated Balance Sheet (unaudited)                             3

        Consolidated Statements of Operations for the
        Three Months and Nine Months ended
        September 30, 2005 and 2004 (unaudited)                            4

        Consolidated Statements of Cash Flows for the
        Nine Months ended September 30, 2005 and 2004 (unaudited)          6

        Notes to Consolidated Financial Statements                         7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               10

Item 3. Controls and Procedures                                           13

PART II. OTHER INFORMATION                                                14

Item 6. Exhibits                                                          14

SIGNATURES                                                                15

                          PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                           GSV, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005

    ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                  $     269,002
 Accounts receivable and other current assets                                     118,792
                                                                            --------------

      Total current assets                                                        387,794


 Investments                                                                       50,000
 Other long-term assets - geologic studies                                      2,316,721
 Investments - oil & gas wells, net accumulated depletion                          10,001
 Property and equipment, net accumulated depreciation                               6,174
                                                                            --------------
                                                                                2,382,897

      Total assets                                                          $   2,770,691
                                                                            ==============

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                           $     387,218
 Other Current liabilities                                                        132,904
 Accrued Interest                                                                  40,424
                                                                            --------------

      Total current liablities                                                    560,546

 Note payable                                                                     400,000
                                                                            --------------


      Total liablities                                                            960,546


STOCKHOLDERS' EQUITY
 Series B Preferred stock, $0.001 par value;
  1,500,000 shares authorized; 1,500,000 shares
  issued and outstanding                                                            1,500
 Common stock, $0.001 par value; 75,000,000 shares
  authorized; 7,472,703 issued;
  7,472,703 outstanding                                                             7,641
 Additional paid-in capital                                                    41,016,185
 Treasury stock                                                                  (558,998)
 Accumulated deficit                                                          (38,656,183)
                                                                            --------------

      Total stockholders' equity                                                1,810,145
                                                                            --------------

      Total liabilities and stockholders' equity                            $   2,770,691
                                                                            ==============

    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the three months September 30, 2005 and 2004

                                                                   2005                                             2004
                                                         -------------------------                      -------------------------
Oil and gas income                                          $        150,030                                $         196,908
Other income                                                              --                                            6,609
                                                            ------------------                              ------------------
         Total Revenues                                              150,030                                          203,517

General and administrative expenses                                  208,271                                          243,278
                                                            ------------------                              ------------------
         Total operating expenses                                    208,271                                          243,278

         Loss from operations before other                           (58,241)                                         (39,761)
                     income and expenses

         Interest income, net                                              0                                                4
         Interest expense                                            (26,695)                                          (9,000)
         Writedown of investments                                         --                                               --
         Gain on sale of investments                                      --                                               --
                                                            ------------------                              ------------------
         NET LOSS                                           $        (84,936)                               $         (48,756)
                                                            ==================                              ==================
Net loss per common share:
Loss per common share from
         operations - basic                                 $          (0.01)                               $           (0.01)
                                                            ==================                              ==================

Weighted average common shares
         outstanding, basic                                        7,472,703                                        7,472,703
                                                            ==================                              ==================

    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For the nine months September 30, 2005 and 2004

                                                                   2005                                             2004
                                                         -------------------------                      -------------------------
Oil and gas income                                       $               482,429                         $              231,998
Other income                                                                  --                                         21,061
                                                               ------------------                             ------------------
          Total Revenues                                                 482,429                                        253,059

General and administrative expenses                                      679,147                                        541,348
                                                               ------------------                             ------------------
          Total operating expenses                                       679,147                                        541,348

          Loss from operations before other
           income and expenses                                          (196,718)                                      (288,289)

          Interest income, net                                                 8                                             34
          Interest expense                                               (44,843)                                       (17,500)
          Writedown of investments                                            --
          Gain on sale of investments                                         --                                         16,077
                                                               ------------------                             ------------------
          NET LOSS                                             $        (241,552)                             $        (289,677)
                                                               ==================                             ==================
Net loss per common share:
Loss per common share from
          operations - basic                                   $           (0.03)                             $           (0.04)
                                                               ==================                             ==================

Weighted average common shares
          outstanding, basic                                           7,472,703                                      7,417,882
                                                               ==================                             ==================

    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the nine months September 30, 2005 and 2004


                                                                   2005                                             2004
                                                         -------------------------                      -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                (241,552)                                      (292,177)
Adjustments to reconcile net loss to net cash flows
 from operating activities:
Depreciation                                                               2,250                                          1,950
Depletion                                                                282,037                                        153,677
Increase (decrease) in cash from changes in:
Account receivable and other current assets                                7,310                                        (93,378)
Other assets                                                               4,598                                          8,547
Accounts payable and other current liabilities                           104,091                                        126,478
                                                               ------------------                              ------------------
        Net cash flows from operating activities                         158,733                                        (94,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment - oil & gas wells                                  (6,954)                                      (109,596)
                                                               ------------------                              ------------------
        Net cash flows from investing activities                          (6,954)                                      (109,596)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in notes payable                                     (50,000)                                       250,000
                                                               ------------------                              ------------------
        Net cash flows from financing activities                         (50,000)                                       250,000
                                                               ------------------                              ------------------
        Net increase in cash                                             101,779                                         45,529

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             167,223                                         18,410
                                                               ------------------                              ------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   269,002                                         63,939
                                                               ==================                              ===================

     The accompanying notes are an integral part of the financial statements.

                           GSV, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Description of the Business and Basis of Presentation

Since July 2003 the business operations of GSV, Inc. and its subsidiaries (the "Company") have been focused on managing existing investments in oil and gas assets and entering into new investments in this industry. Currently, the Company has been pursuing opportunities in the alternative energies arena, specifically in the biodiesel sector. From June 2001 to July 2003, the Company's business operations included managing existing investments and entering into new business operations through acquisitions.

Prior to June 2001, the Company had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. The Company has since made substantial write downs of its Internet investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of September 30, 2005, these investments were valued at approximately 1.8% of the total value of the Company's assets. The Company is continuing to investigate whether or not there are any business prospects through which material value can be realized from the remaining Internet investments.

Effective June 1, 2002, the Company acquired working interests in two oil and gas wells in the state of Louisiana pursuant to an asset purchase agreement with Polystick U.S. Corporation ("Polystick"), a privately held New York corporation. The consideration consisted of $550,000 in cash and 850,000 shares of the Company's common stock valued at $0.25 per share. Additionally, the Company acquired an option valued at $80,210, including a right of first refusal, to purchase other oil and gas properties held by Polystick.

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

As a result of the Merger, the Company, through Merger Sub, acquired interests in certain oil and gas properties in Texas and an interest in Century Royalty LLC ("Century"), a Texas limited liability company that manages the oil and gas properties in Texas, plus an additional interest in the Louisiana properties in which the Company already held an interest. Century also holds the rights to certain geologic studies. Due to the existence of certain revenue overrides accruing to the benefit of Polystick, the operations of Merger Sub are included in the accompanying statements of operations.

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

The Company's management has little practical experience in the oil and gas industry. Management relies to a great extent on the employees of Century Royalty LLC to monitor and implement strategy with respect to the Company's oil and gas assets. Management's inexperience may detrimentally affect the Company's operations and results because, for example, it could prevent the Company from taking advantage of opportunities that arise on a timely basis or cause the Company to take actions that a more experienced management team might determine are not in the Company's best interests.

The information presented as of September 30, 2005 is unaudited, but, in the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2005, the results of its operations for the three and nine month periods ended September 30, 2005 and 2004 and its cash flows for the three and nine month periods ended September 30, 2005 and 2004. The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.      Investments

The Company has invested in four internet-related companies, which have been accounted for using the cost method. These investments have been written off except the investment in Telephone.com, which is valued at $50,000.

As described above, the Company acquired working interests in two oil and gas wells effective June 1, 2002 for $550,000 in cash and common stock of the Company valued at $212,500, for a total investment of $762,500. The asset is depleted on a periodic basis using the units of production method. Depletion expense for the quarter ended September 30, 2005 was $76,802. In the fourth quarter of 2002, the properties exhibited a marked decrease in the volume of oil and gas produced. On May 20, 2004, the Company elected to participate in re-completion of one of the wells in Louisiana. The work was successfully completed on June 10, 2004. The total cost to the Company was $74,063. The Company has seen an increase in revenues as a result of the re-completion of this well. An independent reserve study performed effective March 2005 estimates the total remaining reserves in this well including PDP and PDNP, net of expenses and discounted at 10%, was $778,954.

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
                                                   ===========

In connection with and as a condition to the Merger, the Company redeemed all of its existing outstanding Series A preferred stock, par value $0.001 per share, for $400,001, plus dividends payable. The Company paid $263,801 of the redemption price in cash and $200,000 by a full recourse promissory note bearing interest at a rate of 8% per annum and due September 4, 2004, secured by a lien on all of the Company's assets. The maturity date of the promissory note has been extended to March 1, 2006.

As a result of the Merger, the Company acquired interests in certain oil and gas properties in Texas and an interest in Century, which manages the oil and gas properties in Texas, plus an additional interest in the Louisiana properties in which the Company presently holds an interest. Century also holds the rights to certain geologic studies that are included in other long term assets on the accompanying balance sheet. Century is a member of a working interest partnership that has identified several prospects derived from the geological studies and is working towards drilling these prospects. Century has a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $ 1.25 million of investment, whichever comes first. Century has a 20% participation interest in all subsequent wells drilled in the first 5 prospects. For later prospects, Century is entitled to an 80% participation interest. GSV is entitled to the first $4,168,659 of net income in Century and to 75% of net income thereafter. The balance of this preference as of September 30, 2005 was $3,700,364.

On November 1, 2004, the working interest partnership started work on a re-entry prospect in Texas. After reaching 6,000 feet and logging, it was determined that it was not economical to complete the well and it was decided on November 8, 2004, to plug and abandon the well.

3.   Stockholders' Equity

There were no changes in stockholders' equity during the three months ended September 30, 2005.

4.   Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss per common share after effect of adjustable common stock warrants, as explained below, by the weighted average number of shares of common stock outstanding during the period as follows:

                                                        9 Months ended September 30
                                           2005                                           2004
                          ----------------------------------------       ----------------------------------------
                                                         Per                                            Per
                          Loss            Shares         Share           Loss            Shares         Share
                          ----------------------------------------       ----------------------------------------
Loss from continuing
operations                $ (241,552)      7,472,703     $ (0.03)        $ (289,677)     7,417,882      $   (.04)
Effect of preferred
stock dividends
                          -----------      ---------     --------        -----------     ---------      ---------
Net loss available
for common
shareholders              $ (241,552)      7,472,793     $ (0.03)        $ (289,677)     7,417,882      $   (.04)

                          ===========      =========     ========        ===========     =========      =========

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

Prior to June 2001, we had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and our investments do not represent a significant asset. As of September 30, 2005, these investments were valued at approximately 1.8% of the total value of our assets. We are presently investigating whether or not there are any business prospects through which material value can be realized from the remaining investments.

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

As a result of the merger we acquired, through Cybershop L.L.C., interests in certain oil and gas properties in Texas and an interest in Century Royalty LLC, a Texas limited liability company that manages oil and gas properties in Texas plus an additional interest in the Louisiana properties in which we presently hold an interest. Century Royalty LLC also holds the rights to certain geologic studies. Due to the existence of certain revenue overrides accruing to the benefit of Polystick, the operations of Century Royalty LLC are included in the accompanying statements of operations.

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

Each share of Series B convertible preferred stock is convertible at any time at the holder's option into a number of shares of common stock equal to $1.00 divided by the conversion price then in effect. The terms upon which the Series B convertible preferred stock may be converted into common stock are set forth in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on July 18, 2003 ("Certificate of Designations"). As of November 11, 2005, the Series B convertible preferred stock owned by Polystick was convertible into 1,500,000 shares of common stock.

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

Our management has little practical experience in the oil and gas industry. Our management relies to a great extent on the employees of Century Royalty LLC to monitor and implement strategy with respect to our oil and gas assets. Our management's inexperience may detrimentally affect our operations and results because, for example, it could prevent us from taking advantage of opportunities that arise on a timely basis or cause us to take actions that a more experienced management team might determine are not in our best interests.

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

Results of Operations

Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004

Revenues: Revenues for the quarter decreased by $53,487 or 26.3% over the corresponding period of the preceding year. This decrease was due primarily to the impact of Hurricane Katrina, because production in our wells in Louisiana was suspended as a precautionary measure for 8 days beginning on August 30, 2005.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, depletion and general corporate expenses. General and administrative expenses decreased by 14.4%, or $35,007, to $208,271 in the third quarter of 2005 from $243,278 in the third quarter of 2004, primarily as a result of a decrease in depletion caused by the 8-day suspension of production in our wells in Louisiana because of Hurricane Katrina.

Interest expense: Interest expense for the quarter of $26,695 increased approximately 200% as compared with $9,000 in the corresponding period of the preceding year due to a one-time charge for interest related to the Company's unpaid rental obligation to its Jersey City landlord.

Net Losses: Loss from operations increased by $36,180 from $48,756 in the third quarter of 2004, or ($0.01) per basic and diluted common share, to $84,936 in the third quarter of 2005, or ($0.01) per basic and diluted common share.

Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004.

Revenues: Revenues for the period increased by $229,370 over the corresponding period of the preceding year due primarily to the increase in production resulting from the expansion of one of the two wells in Louisiana, which was completed on June 10, 2004.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, depletion and general corporate expenses. General and administrative expenses increased by 25.4%, or $137,799, to $679,147 in the first nine months of 2005 from $541,348 in the first nine months of 2004, primarily as a result of increase in depletion expense.

Interest income, net: Interest expense increased to $44,843 as compared with $17,500 in the preceding year, due to a one-time charge for interest related to the Company's unpaid rental obligation to its Jersey City landlord.

Net Losses: Loss from operations decreased by $48,125 from $289,677 in the first nine months of 2004, or ($0.04) per basic and diluted common share, to $241,552 in the first nine months of 2005, or ($0.03) per basic and diluted common share.

Liquidity and Capital Resources

Net cash provided by operations increased by $253,608, from a deficit of $94,875 for the nine months ended September 30, 2004, to a positive $158,733 for the nine months ended September 30, 2005. The increase in cash provided by operations was primarily due to the sharp increase in revenues from the wells in Louisiana and a drop in general and administrative expenses other than depletion.

Net cash used in investing activities during the nine months ended September 30, 2005, was $(6,954), as compared to $(109,596) in the corresponding period of the prior year.

In 2003, we issued to Polystick 4,500,000 shares of common stock and 1,500,000 shares of Series B convertible preferred stock valued at $2,625,000 to acquire assets in a non-cash transaction.

On February 11, 2004, we borrowed $25,000 from Brooks Station Holdings, Inc., a private investment corporation ("Brooks Station"). In partial consideration for the loan, we issued 100,000 shares of common stock to Brooks Station. On March 18, 2004, we borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. Each loan is evidenced by a promissory note bearing interest at 8% per annum and maturing on September 1, 2004 and is secured by a lien on all of our assets. On September 20, 2004, we negotiated an extension of the maturity of the notes from their original maturity date of September 1, 2004 to March 1, 2005. On March 10, 2005, we repaid the note issued on February 11, 2004 and negotiated an extension of the maturity of the note dated March 18, 2004 to September 1, 2005. We also extended to the same date the maturity of an 8% secured promissory note we issued to Brooks Station on July 21, 2003 in the principal amount of $200,000. On August 31, 2005, we repaid the March 18, 2004 note and negotiated an extension of the maturity date of the July 21, 2003 note to March 1, 2006.

On May 11, 2004, we sold a convertible promissory note in the principal amount of $200,000 and a warrant to purchase up to 1,142,857 shares of our common stock at a price of $.70 per share to D. Emerald Investments Ltd., a private investment corporation ("Emerald"). The note bears interest at the rate of 8% per annum and is convertible into shares of our common stock at a price of $.70 per share. The aggregate purchase price of these securities was $200,000. In connection with the sale of these securities we agreed that if Emerald exercises the warrant in full and converts the convertible note in full, then, at Emerald's request, we will appoint a person designated by Emerald to our Board of Directors and, in addition, for so long as Emerald holds at least eighty-five percent (85%) of the common stock issued upon such exercise and conversion, we will nominate such person (or a different person designated by Emerald) to be reelected to the Board of Directors in connection with any meeting of our stockholders at which directors are to be elected. We also agreed that within 120 days of the exercise of the warrant and/or conversion of the note for an aggregate of at least 428,572 shares of common stock (subject to adjustment for dilutive events as set forth in the warrant and the note) we will register all of the shares issuable upon conversion of the note and exercise of the warrant under the Securities Act of 1933. Additionally, we granted Emerald rights to have the shares included in other registration statements we may file for the public offering of our securities for cash proceeds. In 2004, we recorded a charge to operations of $129,000 for the value of the warrants and the beneficial conversion feature of the convertible note.

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

Item 3. Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2005. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation our disclosure controls and procedures were operating at the reasonable effectiveness level at that time.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred in the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6. Exhibits

10.1 Agreement by and between GSV, Inc. and D. Emerald Investments Ltd. dated as of May 10, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
     2005).
10.2 Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated August 31, 2005.
31.1 Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2005

                            By: /s/ Gilad Gat
                                -------------
                                Gilad Gat
                                Chief Executive Officer and President
                                (principal executive officer)
                                Chief Financial Officer
                                (principal financial and accounting officer)