Form 10KSB
period 2005-12-31
GSV INC
filed 2006-04-03
CIK 1051591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF l934

                                     For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------    -------

                        Commission file number 000-23901

                                    GSV, INC.
                 (Name of small business issuer in its charter)


                         Delaware                                                   13-3979226
     (State or other jurisdiction of incorporation or                  (I.R.S. Employer Identification No.)
                       organization)

                    191 Post Road West
                   Westport, Connecticut                                              06880
         (Address of principal executive offices)                                   (Zip Code)

                    Issuer's telephone number: (203) 221-2690

           Securities registered under Section 12(b) of the Act: None

                       Securities registered under Section
                               12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)
                                 --------------

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).      Yes   X  No
                                  ---      ---

The issuer's revenues for the year ended December 31, 2005 were $714,084.

As of March 28, 2005, the aggregate market value of the voting stock held by non-affiliates, based on the average of the high and the low bid and asked prices reported on such date, was $254,724.36.

As of March 28, 2006, there were 7,472,703 shares of the issuer's common stock outstanding.

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

Prior to June 2001, we had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of December 31, 2005, these investments were valued at approximately 1.8% of the total value of our assets. We are presently investigating whether or not there are any business prospects through which material value can be realized from the remaining Internet investments.

Effective June 1, 2002, we acquired working interests in two oil and gas wells in the state of Louisiana pursuant to an asset purchase agreement with Polystick U.S. Corporation ("Polystick"), a privately held New York corporation. The consideration consisted of $550,000 in cash and 850,000 shares of our common stock valued at $0.25 per share. Additionally, we acquired a one-year option valued at $80,210, including a right of first refusal, to purchase other oil and gas properties held by Polystick.

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

As a result of the merger we acquired, through Cybershop L.L.C., interests in certain oil and gas properties in Texas and an undivided one-third interest in Century Royalty LLC, a Texas limited liability company that manages the oil and gas properties in Texas plus an additional interest in the Louisiana properties in which we already held an interest. Century Royalty LLC also holds the rights to certain geologic studies. Century Royalty is a member of a working interest partnership that has identified several prospects derived from the geological studies and is working towards drilling these prospects. Century Royalty has a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $1.25 million of investment, whichever comes first. Century Royalty has a 20% participation interest in all subsequent wells drilled in the first 5 prospects. For later prospects, Century Royalty is entitled to an 80% participation interest. Century's net carried interest falls to 14% after royalty payments for the leases. We are entitled to the first $4,168,659 of net income in Century Royalty and to 75% of net income thereafter. We have already received $657,143 of this amount as of the date of this report.

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

We own less than 100% of the working interest in our oil and gas holdings. We do not conduct any operations. Operations are conducted by operating companies that follow the instructions of the working interest owners. Because of this structure, drilling and operating decisions are not entirely within our control. If we disagree with the decision of a majority of working interest owners, we may be required, among other things, to decline to participate in a particular activity. If we decline to participate, we might be required to relinquish our interest. Under most operating agreements, the operator is given direct and full control over all operations on the property and is obligated to conduct operations in a workman-like manner; however the operator is usually not liable to the working interest owners for losses sustained or for liabilities incurred, except those resulting from its own gross negligence or willful misconduct.

Each working interest owner is generally liable for its share of the costs of developing and operating jointly owned properties. The operator is required to pay the expenses of developing and operating the property and will invoice working interest owners for their proportionate share of such costs.

On May 20, 2004, we elected to participate in re-completion of one of the wells in Louisiana. The work was successfully completed on June 10, 2004. Our total cost was $74,063. We have seen an increase in revenues as a result of the re-completion of this well.

On February 9, 2006, we were advised by the operator of the oil and gas wells in Louisiana that production from the wells would be suspended temporarily because the water level had risen in one of the wells. The operator is commencing work to recomplete the wells in a different sand zone. We expect that our share of the costs of recompletion will be deducted from the royalty payments we receive from the operator. The suspension of production may have the effect of reducing future royalty revenues until production recommences.

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

As of December 31, 2005, we had one full-time employee (including management). Our employee is not represented by any collective bargaining organization.

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

Wells and acreage: At March 27, 2006, we owned non-operated working interests in 2 producing wells on 746 gross (21 net) acres covered by state leases in Assumption Parish, Louisiana. The properties are operated by Southwestern Energy Production Company. The wells are producing oil and gas. For the year ended December 31, 2005, the wells produced 36,721 gross, 2,205 net barrels of oil at an average price of $53.57 per barrel, and 1,178.2 million cubic feet (mcf) gross, 70,751.7 mcf net natural gas at an average price of $8.42 per mcf. For the year ended December 31, 2004, the wells produced 22,998 gross, 1,380 net barrels of oil at an average price of $45.20 per barrel, and 766,000 million cubic feet (mcf) gross, 46,000 mcf net natural gas at an average price of $7.24 per mcf. We pay Southwestern Energy Production Company a monthly fee to support production costs.

We have not reported to, nor filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of our last fiscal year. We participated in the drilling of one exploratory well in Texas in 2004 and it was decided it was not economical to complete the well.

The working interest partnership of which Century Royalty LLC is a partner has identified 10 prospects in Texas derived from geological studies that Century Royalty LLC holds and has acquired the majority of the leases needed to begin drilling the first 3 prospects. Drilling in these prospects is expected to begin in the next few months, depending on the availability of drilling rigs.

In June 2001, we sublet to Nekema.com our former offices in Jersey City, New Jersey through December 31, 2008. The rent on the sublease was guaranteed by Lumbermens Mutual Casualty Company, d/b/a Kemper Insurance Company, until May 2003. In September 2002 Nekema ceased business operations and defaulted on the sublease. Kemper Insurance Company made all payments of rent due under the sublease through May 2003. We ceased paying rent under the lease for this space in July 2003. On May 5, 2004 we filed a proof of claim against Nekema's estate in the United States Bankruptcy Court for the Southern District of New York. The proof of claim was for the total sum of $421,455.15 as permitted by law and the court approved a settlement of $363,048.88. On November 15, 2005, the trustee in the bankruptcy filed a notice of filing of final accounts. On February 15, 2006, we received $22,300.77 in settlement of our claim.

On January 3, 2006, we entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation, dated as of November 30, 2005, pursuant to which we agreed to terminate the lease for our former offices in Jersey City, New Jersey. Under the terms of the agreement, we paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249.04 and 200,000 shares of Series C preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matures on November 29, 2007 and bears interest at a rate of 7% per annum. Payment and performance under the promissory note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B Preferred Stock that it holds to 116 Newark.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently trading on the OTC Bulletin Board under the symbol "GSVI."

The following table sets forth the range of quarterly high and low sales prices for shares of our common stock for the periods indicated, as reported on the OTC Bulletin Board.

                                               2006                       2005                        2004
                                               ----                       ----                        ----
                                        High          Low          High          Low           High          Low
                                        ----          ---          ----          ---           ----          ---
Quarter ended March 31                                            $0.33         $0.10         $0.11         $0.07
Quarter ended June 30                                             $0.40         $0.10         $0.80         $0.07
Quarter ended September 30                                        $0.26         $0.14         $0.73         $0.35
Quarter ended December 31                                         $0.29         $0.15         $0.45         $0.25
January 1 through March 28              $0.17        $0.12

Our common stock trades only sporadically. The public market for our common stock is limited and you should not assume that these quotations reflect prices that you might be able to obtain in actual market transactions or in transactions involving substantial numbers of shares.

As of March 28, 2006, there were 101 holders of record of our common stock.

Dividends

We do not anticipate paying cash dividends in the foreseeable future. We presently intend to reinvest our cash back into the company rather than pay dividends to our common stockholders.

Recent Sales of Unregistered Securities

We did not sell any of our securities without registration under the Securities Act of 1933 during the fourth quarter of 2005.

On January 3, 2006, we entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation, dated as of November 30, 2005, pursuant to which we agreed to terminate the lease for our former offices in Jersey City, New Jersey. Under the terms of the agreement, we paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249.04 and 200,000 shares of Series C preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matures on November 29, 2007 and bears interest at a rate of 7% per annum. Payment and performance under the promissory note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B Preferred Stock that it holds to 116 Newark. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act and Regulation D thereunder as a transaction by an issuer not involving a public offering.

Item 6. Management's Discussion And Analysis or Plan of Operation.

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

Prior to June 2001, we had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of December 31, 2005, these investments were valued at approximately 1.8% of the total value of our assets. We are presently investigating whether or not there are any business prospects through which material value can be realized from the remaining Internet investments.

Effective June 1, 2002, we acquired working interests in two oil and gas wells in the state of Louisiana pursuant to an asset purchase agreement with Polystick U.S. Corporation ("Polystick"), a privately held New York corporation. The consideration consisted of $550,000 in cash and 850,000 shares of our common stock valued at $0.25 per share. Additionally, we acquired a one-year option valued at $80,210, including a right of first refusal, to purchase other oil and gas properties held by Polystick.

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

As a result of the merger we acquired, through Cybershop L.L.C., interests in certain oil and gas properties in Texas and an interest in Century Royalty LLC, a Texas limited liability company that manages the oil and gas properties in Texas plus an additional interest in the Louisiana properties in which we already held an interest. Century Royalty LLC also holds the rights to certain geologic studies. Century Royalty has a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $1.25 million of investment, whichever comes first. Century Royalty has a 20% participation interest in all subsequent wells drilled in the first 5 prospects. For later prospects, Century Royalty is entitled to an 80% participation interest. Century's net carried interest falls to 14% after royalty payments for the leases. Due to the existence of these revenue overrides, the operations of Century Royalty LLC are included in the accompanying statements of operations.

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

Each share of Series B convertible preferred stock is convertible at any time at the holder's option into a number of shares of common stock equal to $1.00 divided by the conversion price then in effect. The terms upon which the Series B convertible preferred stock may be converted into common stock are set forth in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on July 18, 2003 ("Series B Certificate of Designations"). As of November 11, 2005, the Series B convertible preferred stock owned by Polystick was convertible into 1,500,000 shares of common stock.

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

Upon any Liquidation Event, as defined in the Series B Certificate of Designations, the holders of the outstanding Series B convertible preferred stock will be entitled, before any distribution or payment is made to any holder of common stock or any other Junior Stock (as defined in the Series B Certificate of Designations), to be paid an amount equal to $1.00 per share plus the amount of any declared and unpaid dividends thereon. If upon any Liquidation Event our net assets distributable among the holders of the Series B convertible preferred stock are insufficient to permit the payment in full of such preferential amount to the holders of the Series B convertible preferred stock, then our net assets will be distributed ratably among the holders of the Series B convertible preferred stock in proportion to the amounts they otherwise would have been entitled to receive.

The Series B Certificate of Designations provides that so long as any shares of Series B convertible preferred stock are outstanding, we will not, without the written approval of the holders of at least a majority of the then-outstanding Series B convertible preferred stock, increase the maximum number of directors constituting our board of directors to more than seven. The Series B Certificate of Designations also provides that, so long as any shares of Series B convertible preferred stock are outstanding, the holders of the Series B convertible preferred stock, voting separately as a class, will be entitled to designate and elect three of the members of our board of directors. Also, a vacancy in any directorship elected by the holders of the Series B convertible preferred stock may be filled only by vote or written consent of the holders of at least a majority of the then outstanding shares of Series B convertible preferred stock. The Series B convertible preferred stock has no other voting rights except as provided by applicable law.

In connection with and as a condition to consummation of the merger in July 2003, we redeemed all of our outstanding Series A convertible preferred stock, par value $0.001 per share, for $400,001 plus dividends payable. We paid $263,801 of the redemption price in cash and $200,000 by a promissory note secured by a lien on all of our assets.

Off-Balance Sheet Transactions

In June 2001, we sublet to Nekema.com our former offices in Jersey City, New Jersey through December 31, 2008. The rent on the sublease was guaranteed by Lumbermens Mutual Casualty Company, d/b/a Kemper Insurance Company, until May 2003. In September 2002 Nekema ceased business operations and defaulted on the sublease. Kemper Insurance Company made all payments of rent due under the sublease through May 2003. We ceased paying rent under the lease for this space in July 2003. On May 5, 2004 we filed a proof of claim against Nekema's estate in the United States Bankruptcy Court for the Southern District of New York. The proof of claim was for the total sum of $421,455.15 as permitted by law and the court approved a settlement of $363,048.88. On November 15, 2005, the trustee in the bankruptcy filed a notice of filing of final accounts. On February 15, 2006, we received $22,300.77 in settlement of our claim.

On January 3, 2006, we entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation, dated as of November 30, 2005, pursuant to which we agreed to terminate the lease for our former offices in Jersey City, New Jersey. Under the terms of the agreement, we paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249.04 and 200,000 shares of Series C preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matures on November 29, 2007 and bears interest at a rate of 7% per annum. Payment and performance under the promissory note has been guaranteed by Polystick U.S. Corporation and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B Preferred Stock that it holds to 116 Newark.

Results of Operations

Year Ended December 31, 2005 compared to Year Ended December 31, 2004.

Revenue: Revenue in 2005 consisted primarily of royalty payments from our working interests in two oil and gas wells in the state of Louisiana. Revenues increased by 65.6%, or $282,908, to $714,084 in 2005 from $431,176 in 2004. The increase in revenues for 2005 is primarily a result of the increase in production in the two wells in Louisiana and the increase in oil and gas prices.

On February 9, 2006, we were advised by the operator of the oil and gas wells in Louisiana that production from the wells would be suspended temporarily because the water level had risen in one of the wells. The operator is commencing work to recomplete the wells in a different sand zone. We expect that our share of the costs of recompletion will be deducted from the royalty payments we receive from the operator. The suspension of production may have the effect of reducing future royalty revenues until production recommences.

General and administrative: General and administrative expenses consisted primarily of payroll and payroll-related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, depreciation, depletion, finance expenses and general corporate expenses. General and administrative expenses decreased by 14.4%, or $137,249, to $818,251 in the year ended December 31, 2005, from $955,500 in the prior year. The decrease in 2005 was primarily the result of cost cutting measures we implemented.

Interest income, net: Interest income decreased by 78.9%, or $30, to $8 in the year ended December 31, 2005, from $38 in the prior year.

Net Losses: Loss from operations decreased by 80.1%, or $420,157, to $104,167, in the year ended December 31, 2005, or ($0.02) per basic and diluted common share, from $524,324 in the prior year, or ($0.07) per basic and diluted common share. Net loss available to common stockholders in the year ended December 31, 2005, was $104,729, or ($0.02) per basic and diluted common share, as compared to $534,709, or ($0.07) per basic and diluted common share, in the prior year.

Liquidity and Capital Resources

Net cash provided by operations increased by 7.6%, or $4,755, from $62,673 in the year ended December 31, 2004, to $67,428 in the year ended December 31, 2005. The increase in cash provided by operations was primarily due to cash flow from our oil and gas investments.

On February 9, 2006, we were advised by the operator of the oil and gas wells in Louisiana that production from the wells would be suspended temporarily because the water level had risen in one of the wells. The operator is commencing work to recomplete the wells in a different sand zone. We expect that our share of the costs of recompletion will be deducted from the royalty payments we receive from the operator. The suspension of production may have the effect of reducing future royalty revenues until production recommences.

Net cash used in investing activities during the year ended December 31, 2005, was $(12,913), as compared to $(163,860) in the prior year. The increase was primarily attributable to our payment in 2004 of our share of the costs to drill an exploratory well in Texas.

Net cash used in financing activities during the year ended December 31, 2005, was $(50,000), as compared to $250,000 provided in the prior year. The decrease is attributable to payments of outstanding debt.

In 2003, we issued to Polystick 4,500,000 shares of common stock and 1,500,000 shares of Series B convertible preferred stock valued at $2,625,000 to acquire assets in a non-cash transaction.

On February 11, 2004, we borrowed $25,000 from Brooks Station Holdings, Inc., a private investment corporation ("Brooks Station"). In partial consideration for the loan, we issued 100,000 shares of common stock to Brooks Station. On March 18, 2004, we borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. Each loan was evidenced by a promissory note bearing interest at 8% per annum secured by a lien on all of our assets. On September 20, 2004, we negotiated an extension of the maturity of the notes from their original maturity date of September 1, 2004 to March 1, 2005. On March 10, 2005, we repaid the note issued on February 11, 2004 and negotiated an extension of the maturity of the note dated March 18, 2004 to September 1, 2005. We also extended to the same date the maturity of an 8% secured promissory note we issued to Brooks Station on July 21, 2003 in the principal amount of $200,000. On August 31, 2005, we repaid the March 18, 2004 note and negotiated an extension of the maturity date of the July 21, 2003 note to March 1, 2006. On March 20, 2006, we repaid $20,000 of the accrued and unpaid interest on the July 21, 2003 note and negotiated an extension of the maturity date of the note to September 1, 2006.

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

On July 3, 2005, we entered into an agreement with Emerald dated as of May 10, 2005, pursuant to which we agreed to extend and renew the note and the warrant. Under the terms of the agreement, the maturity date of the note was extended from May 10, 2006 to May 10, 2007 and Emerald's right to convert the note and all accrued interest on the note into common stock at a price of $.70 per share was extended until any time prior to May 10, 2006. The term of the warrant was also extended from May 10, 2005 to May 10, 2006.

On January 3, 2006, we entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation, dated as of November 30, 2005, pursuant to which we agreed to terminate the lease for our former offices in Jersey City, New Jersey. Under the terms of the agreement, we paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249.04 and 200,000 shares of Series C preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matures on November 29, 2007 and bears interest at a rate of 7% per annum. Payment and performance under the promissory note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B Preferred Stock that it holds to 116 Newark. 116 Newark has the right to include any shares of common stock received upon conversion of the Series C preferred stock and upon conversion of the pledged shares as part of any registration statement that we may file in connection with any public offering of our securities (excluding registration statements on Forms S-4 and S-8).

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our principal independent accountants on accounting and financial disclosure.

Item 8A.  Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation our disclosure controls and procedures were effective at that time.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred in the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a) of The Exchange Act.

Our directors and executive officers are as follows:


              Name                      Age             Title
              ----                      ---             -----
              Sagi Matza                 37             Chairman of the Board

              Gilad Gat                  42             Chief Executive Officer, Chief Financial
                                                        Officer and Director

              Yoav Bitter                38             Director

SAGI MATZA has served as Chairman of the Board of GSV, Inc. since July 28, 2003 and as a director since July 21, 2003. He has been the Chief Executive Officer of Polystick U.S. Corp., a New York corporation engaged in the business of investing in oil and gas assets, since April 1999. From October 1999 to July 2003, he was also the chief operating officer of Century Royalty LLC. From 1989 until April 1999 he was the Chief Executive Officer of Polystick Ltd., an Israeli corporation engaged in chemical manufacturing, petrochemical trading and manufacturing and adhesives manufacturing and distribution. Mr. Sagi founded Polystick U.S. Corp.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors and holders of more than 10% of our common stock (collectively "Reporting Persons") to file reports of initial ownership, ownership and changes in ownership of the common stock with the Securities and Exchange Commission within certain time periods and to furnish the Company with copies of all such reports. Based solely on our review of copies of such reports furnished to us by such Reporting Persons or on the written representations of such Reporting Persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended December 31, 2005, all of the Reporting Persons complied with their Section 16(a) filing requirements.

Code of Ethics

We adopted a code of ethics for our officers, directors and employees in April 2004. We filed a copy of the code of ethics as Exhibit 14.1 to our annual report for the year ended December 31, 2003.

Item 10.  Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the fiscal years ended December 31, 2005, 2004 and 2003, by our chief executive officer and our other executive officers whose total compensation exceeded $100,000 ("Named Executive Officers").

                           Summary Compensation Table

                               Annual Compensation                                                     Long Term Compensation
Name and Principal                    Year             Salary      Bonus             Other Annual         Securities
Position                                                                             Compensation         Underlying
                                                                                                            Options

Gilad Gat                             2005          $ 120,000     $ 25,000               -                         -
President                             2004            120,000     $ 27,000               -                         -
                                      2003            120,000        -                   -                   120,000

Option Grants in Last Fiscal Year

We did not grant any stock option to the Named Executive Officers during 2005.

Stock Option Exercises and Holdings

Our Named Executive Officers did not exercise any options in 2005. The following table sets forth the number of shares of common stock underlying unexercised options held by our Named Executive Officers as of December 31, 2005. At December 31, 2005, none of our Named Executive Officers held any "in-the-money" stock options.

                         Number of Securities
                        Underlying Unexercised
                      Options/Warrants at Fiscal
                               Year End
Name                  Exercisable/Un-exercisable

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

Directors' Compensation

All directors are reimbursed for certain expenses in connection with attendance at board of directors and committee meetings. Directors are eligible to be granted options to purchase common stock under the GSV, Inc. 1998 Stock Option Plan. In October 2003 we issued options under the plan to purchase 120,000 shares of common stock at a price of $.60 per share to each of our non-employee directors. Until July 2004, directors who are not employees of GSV, Inc. also received annual compensation in the amount of $12,000 for their service as directors. In July 2004, the board decided there would be no further cash compensation for non-executive board members. Yoav Bitter received $7,000 in 2004.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2005, with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

                                Number of Securities to be   Weighted average price of    Number of securities
                                issued upon exercise of      outstanding options,         remaining available for
                                outstanding options,         warrants, and rights         future issuance under
                                warrants and rights                                       equity compensation plans

Equity compensation plans                 440,000                  $.54 per share                   160,000
approved by security holders

Equity compensation plans not                0                           $0                         14,000
approved by security holders

Total                                     440,000                  $.54 per share                   174,000

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

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 28, 2006, regarding the beneficial ownership of our common stock by (i) each person who is known to us to be the beneficial owner of more than five percent (5%) of our common stock; (ii) each director and each executive officer; and (iii) all current directors and executive officers as a group. Information contained in this report with regard to stock ownership was obtained from our stockholder list, filings with governmental authorities, or from the named individual, directors and officers. The persons identified in the following table disclaim beneficial ownership of shares owned or held in trust for the benefit of members of their families or entities with which they may be associated.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

NAME AND ADDRESS OF                                     NUMBER OF SHARES               PERCENTAGE OF
BENEFICIAL OWNER (1)                                   BENEFICIALLY OWNED              COMMON STOCK

Yoav Bitter                                                 140,000 (2)                       *

Gilad Gat                                                   140,000 (3)                       *

Sagi Matza                                                6,970,000 (4)                    76.7%

Doron Ofer                                                1,428,571 (5)                    16.0%

All executive officers and directors as a group           7,250,000                        77.3%
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

On February 11, 2004, we borrowed $25,000 from Brooks Station. In partial consideration for the loan, we issued 100,000 shares of common stock to Brooks

Station. On March 18, 2004, we borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. Each loan was evidenced by a promissory note bearing interest at 8% per annum secured by a lien on all of our assets.

On September 20, 2004, we negotiated an extension of the maturity of the notes from their original maturity date of September 1, 2004 to March 1, 2005. On March 10, 2005, we repaid the note issued on February 11, 2004 and negotiated an extension of the maturity of the note dated March 18, 2004 to September 1, 2005. We also extended to the same date the maturity of an 8% secured promissory note we issued to Brooks Station on July 21, 2003 in the principal amount of $200,000. On August 31, 2005, we repaid the March 18, 2004 note and negotiated an extension of the maturity date of the July 21, 2003 note to March 1, 2006. On March 20, 2006, we repaid $20,000 of the accrued and unpaid interest on the July 21, 2003 note and negotiated an extension of the maturity date of the note to September 1, 2006.

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

Item 13.  Exhibits

Exhibit No.    Description

2.1 Asset Purchase Agreement, dated as of June 1, 2002, by and between GSV, Inc., Cybershop LLC and Polystick U.S. Corp. (Incorporated by reference to Exhibit 2.1 of the Company's report on Form 8-K filed June 5, 2002).
2.2 Agreement and Plan of Merger dated as of July 21, 2003, by and among GSV, Inc., Cybershop L.L.C., Polystick Oil & Gas, Inc. and Polystick U.S. Corp. (Incorporated by reference to Exhibit 2.2 of the Company's report on Form 8-K, filed July 21, 2003).
3.1 Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 333-42707).
3.2            Certificate of Amendment of the Certificate of  Incorporation  of
               Cybershop  International,  Inc.  (Incorporated  by  reference  to
               Exhibit 3.2 of the Company's report on Form 10-QSB for the fiscal quarter ended June 30, 1999, File No. 000-23901).
3.3            Certificate  of  Merger  of GSV,  Inc  into  Cybershop.com,  Inc.
               (Incorporated by reference to Exhibit 3.5 of the Company's report on Form 10-KSB for the year ended December 31, 1999, File No. 000-23901).
3.4 Certificate of designations, preferences and rights of Series A Convertible Preferred Stock of GSV, Inc. (incorporated by reference to Exhibit 3.1 of the Company's report on Form 8-K, filed March 6, 2001).
3.5 Certificate of designations, preferences and rights of Series B Convertible Preferred Stock of GSV, Inc. (Incorporated by reference to Exhibit 4.1 of the Company's report on Form 8-K, filed July 21, 2003).
3.6 Certificate of designations, preferences and rights of Series C Convertible Preferred Stock of GSV, Inc. (Incorporated by reference to Exhibit 3.1 of the Company's report on Form 8-K, filed January 5, 2006).
3.7 By-Laws as currently in effect. (Incorporated by reference to Exhibit 3.5 of the Company's report on Form 10-KSB for the year ended December 31, 2003, File No. 000-23901).
4.1            Specimen Common Stock  Certificate  (Incorporated by reference to
               Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 333-42707).

4.2 Convertible Stock Purchase Agreement, dated March 1, 2001, by and between GSV, Inc. and Brooks Station Holding, Inc. (Incorporated by reference to Exhibit 4.1 of the Company's report on Form 8-K filed March 6, 2001).
10.1           Form of Officer and Director Indemnification  Agreement (Filed as
               Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 333-42707).
10.2 1998 Stock Option Plan of the Company (Filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 333-42707).
10.3 1998 Directors' Stock Option Plan (Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, File No. 333-42707).
10.4 Employment Agreement dated May 4, 2001, by and between GSV, Inc.and Gilad Gat (Incorporated by reference to Exhibit 10.1 of the Company's report on Form 8-K, filed May 11, 2001).
10.5           Form of promissory note issued to Brooks Station  Holdings,  Inc.
               (Incorporated by reference to Exhibit 4.3 of the Company's report on Form 8-K, filed July 21, 2003).
10.6 Security Agreement dated as of July 21, 2003, by and between the Company and Brooks Station Holdings, Inc. (Incorporated by reference to Exhibit 4.4 of the Company's report on Form 8-K, filed July 21, 2003).
10.7 Purchase Agreement dated as of May 11, 2004, by and between GSV, Inc. and D. Emerald Investments Ltd. (Incorporated by reference to Exhibit 10.1 of the Company's report on Form 8-K, filed May 14, 2004).
10.8 Guaranty dated as of May 11, 2004, by Polystick U.S. Corporation in favor of D. Emerald Investments Ltd. (Incorporated by reference to Exhibit 10.2 to the Company's report on form 8-K filed May 14, 2004).
10.9 Pledge Agreement dated as of May 11, 2004, by and between Polystick U.S. Corporation and D. Emerald Investments Ltd. (Incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K filed May 14, 2004).
10.10 Voting Agreement dated May 11, 2004, by and between Polystick U.S. Corporation and D. Emerald Investments Ltd. (Incorporated by reference to Exhibit 10.4 to the Company's report on Form 8-K filed May 14, 2004).
10.11 Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated September 20, 2004. (Incorporated by reference to
               Exhibit 10.1 of the Company's report on Form 10-QSB for the fiscal quarter ended September 30, 2004, File No. 000-23901).
10.12 Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated March 10, 2005. (Incorporated by reference to Exhibit
               10.16 of the Company's report on Form 10-KSB for the year ended December 31, 2004, File No. 000-23901).
10.13 Agreement by and between GSV, Inc. and D. Emerald Investments Ltd. dated as of May 10, 2005. (Incorporated by reference to
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005).
10.14 Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated August 31, 2005. (Incorporated by reference to Exhibit
               10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).
10.15 Termination, Settlement and Release Agreement dated as of November 30, 2005 by and between GSV, Inc. and 116 Newark Avenue Corporation (Incorporated by reference to Exhibit 10.1 of the Company's report on Form 8-K, filed January 5, 2006).
10.16 Promissory Note issued to 116 Newark Avenue Corporation dated as of November 30, 2005 (Incorporated by reference to Exhibit 10.2 of the Company's report on Form 8-K, filed January 5, 2006).
10.17          Guaranty  dated as of  November  30,  2005,  by  Polystick  U.S.
               Corporation in favor of 116 Newark Avenue Corporation (Incorporated by reference to Exhibit 10.3 of the Company's report on Form 8-K, filed January 5, 2006).
10.18 Pledge Agreement dated as of November 30, 2005, by and between Polystick U.S. Corporation and 116 Newark Avenue Corporation (Incorporated by reference to Exhibit 10.4 of the Company's report on Form 8-K, filed January 5, 2006).
10.19 Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated March 20, 2006.*
14.1 Code of Ethics (Incorporated by reference to Exhibit 3.5 of the Company's report on Form 10-KSB for the year ended December 31, 2003, File No. 000-23901).
21.1           List of Subsidiaries*

23.1           Consent of Comiskey & Company, P.C.*
31.1           Section 302 Certification*
32.1           Section 906 Certification*
99.1           Risk Factors*
* Filed herewith


Item 14.  Principal Accountant Fees and Services

                                              2005            2004
                                              ----            ----
        Audit Fees(1)                   $23,174.27      $31,673.45
        Audit-Related Fees                       0               0
        Tax Fees (2)                      4,774.16       $1,546.00
        All Other Fees                    1,566.25               0
            Total                        29,514.68      $33,219.45

(1) Represents the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended December 31, 2005, and December 31, 2004 and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those periods. There were no additional fees billed by our principal accountant during the years ended December 31, 2005 and 2004.

(2) Represents the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the years ended December 31, 2005 and 2004.

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

                                        GSV, INC.



                                        By:/s/ Gilad Gat
                                           -------------------
                                           Gilad Gat
                                           Chief Executive Officer, Chief
                                           Financial Officer and President

                                        Date:  March 30, 2006
                                               --------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature                           Title                                               Date
                                    Chief Executive Officer, Chief Financial
/s/ Gilad Gat                       Officer and President
------------------                  (Principal Executive Officer, Principal
Gilad Gat                           Financial and Accounting Officer)                   March 30, 2006

/s/ Yoav Bitter                                                                         March 30, 2006
------------------
Yoav Bitter                         Director

/s/ Sagi Matza                                                                          March 30, 2006
------------------
Sagi Matza                          Director

                          INDEX TO FINANCIAL STATEMENTS

GSV, INC.

Report of Comiskey & Company, Independent Registered Public Accounting Firm.........................................F-2
Balance Sheet as of December 31, 2005...............................................................................F-3
Statements of Operations for the years ended December 31, 2005 and 2004.............................................F-4
Statements of Changes in Stockholders' Equity for the years ended December 31, 2005 and 2004........................F-5
Statements of Cash Flows for the years ended December 31, 2005 and 2004.............................................F-6
Notes to Financials Statements......................................................................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
GSV, Inc and Subsidiaries
Westport, Connecticut

We have audited the accompanying consolidated balance sheet of GSV, Inc., a Delaware corporation and Subsidiaries ("the Company") as of December 31, 2005 and the related consolidated statements of operations, changes of stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSV, Inc. and Subsidiaries as of December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements are prepared assuming that the Company will continue as a going concern. As more fully described in footnote 1, the Company has incurred recurring operating losses, and it has negligible working capital at December 31, 2005. The Company's expected future sources of revenue will be derived from its investments in oil and gas, but the attainment of profitability from these investments is not assured. The Company will be required to obtain financing to participate in drilling of prospects under evaluation, which may dilute its existing working interests. In addition, the discovery of proved reserves in properties under evaluation is not assured. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to overcome this uncertainty are also described in footnote 1. The accompanying financial statements do not include any adjustments which may be necessary if the Company is unable to continue operations.


Denver, Colorado
March 29, 2006

                                                /s/ COMISKEY & COMPANY
                                                PROFESSIONAL CORPORATION

                           GSV, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005

  ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                      $  171,738
 Accounts receivable and other current assets                                      218,192
                                                                                -----------

        Total current assets                                                       389,930

 Investments                                                                        50,000
 Other long-term assets - geologic studies                                       2,316,721
 Investments - oil & gas wells, net accumulated depletion                           78,580
 Property and equipment, net accumulated depreciation                                5,424
                                                                                -----------
                                                                                 2,450,725
                                                                                -----------
        Total assets                                                            $2,840,655
                                                                                ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                               $  107,237
 Notes payable - current                                                           200,000
 Accrued interest                                                                   48,424
 Other current liabilities                                                          34,051
                                                                                -----------

        Total current liabilities                                               $  389,712

 Long term debt obligations                                                        556,249
                                                                                -----------

        Total liabilities                                                          945,961


STOCKHOLDERS' EQUITY
 Series B Preferred stock, $0.001 par value;
  1,500,000 shares authorized; 1,500,000 shares
  issued and outstanding                                                              1,500
 Common stock, $0.001 par value; 75,000,000 shares
  authorized; 7,641,303 issued;
  7,472,703 outstanding                                                               7,641
 Additional paid-in capital                                                      41,016,185
 Treasury stock                                                                    (558,998)
 Accumulated deficit                                                            (38,571,634)
                                                                                ------------

        Total stockholders' equity                                                1,894,694
                                                                                ------------

        Total liabilities and stockholders' equity                              $ 2,840,655
                                                                                ============

    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the twelve months December 31, 2005 and 2004

                                                                       2005                 2004
                                                                    ----------           ----------

Oil and gas income                                                  $ 714,084           $  386,245
Other income                                                               --               44,931
                                                                    ----------          -----------

        Total revenues                                                714,084              431,176

General and administrative expenses                                   818,251              955,500
                                                                    ----------          -----------

        Total operating expenses                                      818,251              955,500
                                                                    ----------          -----------

        Loss from operations before other income                     (104,167)            (524,324)
        and expense

        Interest income, net                                                8                   38
        Interest expense                                              (52,843)             (26,500)
        Gain on sale of investments                                        --               16,077
                                                                    ----------          -----------

        NET LOSS                                                   $ (157,002)          $ (534,709)
                                                                   ===========          ===========
Net loss per common share:
Loss per common share from
  operations - basic                                               $    (0.02)          $    (0.07)
                                                                   ===========          ===========

Weighted average common shares
  outstanding, basic                                                7,472,703            7,431,663
                                                                   ===========           ==========

    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      Preferred Stock, Series A       Preferred Stock, Series B
                                                      -------------------------       -------------------------
                                                      Number of          Par          Number of          Par
                                                       Shares           Value           Shares          Value
                                                      ----------       --------       ---------        -------
Balance at December 31, 2003                                --               --       1,500,000          1,500
 Issuance of common stock for note payable
 Issuance of common stock for services
Issuance of warrants & beneficial conversion

 Net loss                                                   --               --              --             --
                                                      --------       ----------       ---------       --------

Balance at December 31, 2004                                --               --       1,500,000          1,500

 Net loss                                                   --               --              --             --
                                                      --------       ----------       ---------       --------

Balance at December 31, 2005                                --       $       --       1,500,000       $  1,500
                                                      ========       ==========       =========       ========
                                                  Common Stock
                                                  -------------------------     Additional
                                                   Number of         Par         Paid-In       Treasury     Accumulated
                                                     Shares         Value        Capital        Stock        Deficit
                                                  ------------    ---------   ------------   -----------    -----------
Balance at December 31, 2003                        7,253,416         7,422     40,867,897     (558,998)     (37,879,922)
 Issuance of common stock for note payable            200,000           200         16,800
 Issuance of common stock for services                 19,287            19          2,488
Issuance of warrants & beneficial conversion                                       129,000

 Net loss                                                  --            --             --          --          (534,709)
                                                  -----------     ---------   ------------   ----------     ------------

Balance at December 31, 2004                        7,472,703         7,641     41,016,185     (558,998)     (38,414,630)

 Net loss                                                  --            --             --           --         (157,002)
                                                  -----------     ---------   ------------   ----------     ------------

Balance at December 31, 2005                        7,472,703         7,641     41,016,185     (558,998)     (38,571,634)
                                                  ===========    ==========   ============   ==========     ============

    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the twelve months December 31, 2005 and 2004

                                                                       2005                 2004
                                                                    ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $(157,002)           $(534,709)
Adjustments to reconcile net loss to net cash flows
from operating activities:
   Common stock issued for services                                                         19,507
Non-cash value of warrant and beneficial conversion                        --              129,000
Depreciation                                                            3,000                1,950
Depletion                                                             213,458              336,985
Increase (decrease) in cash from changes in:
Account receivable and other current assets                           (92,090)            (107,324)
Other assets                                                            4,598                8,574
Accounts payable and other current liabilities                         95,464              208,690
                                                                    ----------           ----------

      Net cash flows from operating activities                         67,428               62,673

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment - oil & gas wells                              (12,913)            (163,860)
                                                                    ----------           ----------

      Net cash flows from investing activities                        (12,913)            (163,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of notes payable                                             (50,000)             250,000
                                                                    ----------           ----------

      Net cash flows from financing activities                        (50,000)             250,000
                                                                    ----------           ----------

      Net  Increase in cash                                             4,515              148,813

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          167,223               18,410
                                                                    ----------           ----------

CASH AND CASH EQUIVALENTS,  END OF YEAR                             $ 171,738            $ 167,223
                                                                    ==========           ==========

NON-CASH TRANSACTIONS:
Accrued liability converted to note                                 $ 356,249            $      --
                                                                    ==========           ==========

    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

1.  Description of the Business and Basis of Presentation

Since July 2003 the Company's business operations have been focused on managing its existing investments in oil and gas assets and entering into new investments in this industry. Currently, it has been pursuing opportunities in the alternative energies arena, specifically in the biodiesel sector. From June 2001 to July 2003, its business operations included managing its existing investments and entering into new business operations through acquisitions or mergers.

Prior to June 2001, the Company had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. The Company has since made substantial write downs of these investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of December 31, 2005, these investments were valued at approximately 1.8% of the total value of our assets. The Company is presently investigating whether or not there are any business prospects through which material value can be realized from the remaining Internet investments.

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

As a result of the Merger, the Company, through Merger Sub, acquired interests in certain oil and gas properties in Texas and an undivided one-third interest in Century Royalty LLC ("Century"), a Texas limited liability company that manages the oil and gas properties in Texas plus an additional interest in the Louisiana properties in which the Company already held an interest. Century Royalty LLC also holds the rights to certain geologic studies.

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

Presentation as a Going Concern

The Company has incurred substantial operating losses, resulting in an accumulated retained earnings deficit of approximately $38,519,361 at December 31, 2005. Its current investments are limited to its investments in certain oil and gas producing properties in Louisiana, and an interest in Century Royalty LLC, which has as its primary asset an investment in geologic studies to exploit other as yet unowned oil and gas properties. At the present time, the Company is receiving cash flow from its oil and gas investments sufficient to sustain its current activities. Future realization of the Company's investment in geologic studies will be dependent upon the Company's ability to obtain financing for drilling and development, of which there can be no assurance. The Company projects that potential future cash flows related to the studied prospects will exceed their carrying value, if all of the subject prospects are developed.

2.  Summary of Significant Accounting Policies

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005
Use of Estimates

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company applies rules FIN46 and FIN46R and accordingly treats the investment in Century Royalty as variable interest entity and consolidates its financials. The company is responsible for all of Century
Royalty's liabilities and is entitled to all of its net income until the production payout is reached, which at the date of this report is $3,511,516. The company is entitled to 75% of the net income thereafter.

Cash and Cash Equivalents

The Company considers all short-term marketable securities with a maturity of three months or less to be cash equivalents.

Investments

Investments are accounted for on the cost basis.

Advertising

Advertising costs are expensed as incurred.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depletion of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, is based on the units-of-production method based on proved reserves. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, less related deferred taxes (estimated with an effective tax rate of zero), are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on a 10 percent discount, plus the cost of properties not being amortized, less related income taxes (estimated at an effective tax rate of zero). No gain or loss is recognized upon sale or disposition of oil and gas properties, except in unusual circumstances.

Geologic studies represent costs associated with properties on which the Company is performing exploration activities or intends to commence such activities. Geologic studies are reviewed annually for impairment or reduction in value based on expected conditions in properties under evaluation. The Company believes that the properties underlying the geologic studies will be substantially evaluated within the next six to twelve months and it will begin to amortize these costs at such time.


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

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

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

                           2005                            2004
               ----------------------------    ----------------------------
               AS              PRO             AS              PRO
               REPORTED        FORMA           REPORTED        FORMA
               ------------    ------------    ------------    ------------

Net loss       $  (157,002)    $  (157,002)    $  (534,709)    $  (534,709)
               ============    ============    ============    ============

Net loss
   per share   $     (0.02)    $     (0.02)    $     (0.07)    $     (0.07)
               ============    ============    ============    ============

Effective the first quarter of 2006, the Company will use SFAS 123(R) - Share Based Payment, which requires fair value measurement of all equity instruments issued to employees and others. We do not anticipate that the adoption of this standard will have a significant effect on the financial statements.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted Federal, state, and local income tax rates and laws that are expected to be in effect when the differences reverse.

Significant Concentrations

From time-to-time, the Company maintains cash balances in excess of FDIC insured limits. The amount of such excess at December 31, 2005 was approximately $70,000

Fair Value of Financial Instruments

Unless  otherwise  indicated,   the  fair  value  of  all  reported  assets  and
liabilities which represent financial instruments approximate the carrying values of such instruments.

3.  Investments

The Company has investments in four internet-related companies, which have been accounted for using the cost method.

As described above, the Company acquired working interests in two oil and gas wells effective June 1, 2002 for $550,000 in cash and common stock of the Company valued at $212,500, for a total investment of $762,500. The asset is depleted on a periodic basis using the units of production method. Depletion expense for the years ended December 31, 2005 and 2004 was $161,185 and $336,985, respectively. In the fourth quarter of 2002, the properties exhibited a marked decrease in the volume of oil and gas produced. On May 20, 2004, the Company elected to participate in re-completion of one of the wells in Louisiana. The work was successfully completed on June 10, 2004. The total cost to the Company was $74,063. The Company has seen an increase in revenues as a result of the re-completion of this well. On February 9, 2006, the Company was advised by the operator of the oil and gas wells in Louisiana that production from the wells would be suspended temporarily because the water level had risen in one of the wells. The operator is commencing work to recomplete the wells in a different sand zone. The Company expects that its share of the costs of recompletion will be deducted from the royalty payments it receives from the operator. The suspension of production may have the effect of reducing future royalty revenues until production recommences. An independent reserve study performed effective March 2006 estimated that once work is completed the remaining reserve in the wells including PDP and PDNP, net of expenses and discounted at 10% is $263,847.

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

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

As a result of the merger, the Company acquired through Cybershop L.L.C., interests in certain oil and gas properties in Texas and an undivided one-third interest in Century Royalty LLC ("Century"), a Texas limited liability company that manages the oil and gas properties in Texas plus an additional interest in the Louisiana properties in which the Company already held an interest. Century also holds the rights to certain geologic studies that are included in other long term assets on the accompanying balance sheet. These geologic studies are currently being carried without amortization, since the data relates to properties which are currently under evaluation, but for which there are yet no established reserves. The Company expects to begin a drilling program for the subject properties in 2006, at which time amortization of the geologic studies will begin. If the drilling program is not successful, the Company will likely record an impairment loss of some or all of the carrying value of its geologic studies.

4. Stockholders' Equity

On February 11, 2004, the Company borrowed $25,000 from Brooks Station Holdings, Inc., a private investment corporation ("Brooks Station"). In partial consideration for the loan, the Company issued 100,000 shares of common stock to Brooks Station. On March 18, 2004, the Company borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. Each loan is evidenced by a promissory note bearing interest at 8% per annum and is secured by a lien on all of our assets. On September 20, 2004, the Company negotiated an extension of the maturity of the notes from their original maturity date of September 1, 2004 to March 1, 2005. On March 10, 2005, the Company repaid the February note and related interest and negotiated an extension of the maturity of the March note and a note from July 2003 to September 1, 2005. On March 20, 2006, the Company repaid $20,000 of the accrued and unpaid interest on the July 21, 2003 note and negotiated an extension of the maturity date of the note to September 1, 2006. The amount charged to expense for the value of the shares issued was $17,000.

On May 11, 2004, the Company sold a convertible promissory note in the principal amount of $200,000 and a warrant to purchase up to 1,142,857 shares of its common stock at a price of $.70 per share to D. Emerald Investments Ltd., a private investment corporation ("Emerald"). As a result of these warrant and conversion rights the company recorded an expense of $129,000 calculated using the Black Scholes method. The note bears interest at the rate of 8% per annum and is convertible into shares of our common stock at a price of $.70 per share. The aggregate purchase price of these securities was $200,000. In connection with the sale of these securities the Company agreed that if Emerald exercises the warrant in full and converts the convertible note in full, then, at Emerald's request, the Company will appoint a person designated by Emerald to the Company's Board of Directors and, in addition, for so long as Emerald holds

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

at least eighty-five percent (85%) of the common stock issued upon such exercise and conversion, to nominate such person (or a different person designated by Emerald) to be reelected to the Board of Directors in connection with any meeting of our stockholders at which directors are to be elected. The Company also agreed that within 120 days of the exercise of the warrant and/or conversion of the note for an aggregate of at least 428,572 shares of common stock (subject to adjustment for dilutive events as set forth in the warrant and the note) the Company will register all of the shares issuable upon conversion of the note and exercise of the warrant under the Securities Act of 1933. Additionally, the Company granted Emerald rights to have the shares included in other registration statements we may file for the public offering of our securities for cash proceeds.

The Company's principal stockholder, Polystick, entered into a guaranty and a pledge agreement with Emerald under which Polystick pledged 200,000 shares of its Series B convertible preferred stock as collateral security for the note. Polystick also entered into a voting agreement with Emerald under which Polystick agreed that if the Company fails to fully and timely fulfill its obligations to appoint or nominate a representative for election to its board of directors, then, at Emerald's request, Polystick will vote its shares of Series B convertible preferred stock in favor of a nominee designated by Emerald in any election of directors occurring during such time and for so long as Emerald holds at least 85% of the common stock issued upon exercise of the warrant and conversion of the note. Polystick also agreed that, provided that Polystick continues to have the right to designate and elect three directors to the Company's board of directors under the terms of the Series B convertible preferred stock, any such nominee will count as one of such directors. Additionally, Polystick agreed to use all its power and authority as provided by the Company's by-laws and the Series B convertible preferred stock to convene, at Emerald's request, meetings of stockholders as may be necessary to elect Emerald's nominee to the board of directors.

On July 3, 2005, the Company entered into an agreement with Emerald dated as of May 10, 2005, pursuant to which the Company agreed to extend and renew the note and the warrant. Under the terms of the agreement, the maturity date of the note was extended from May 10, 2006 to May 10, 2007 and Emerald's right to convert the note and all accrued interest on the note into common stock at a price of $.70 per share was extended until any time prior to May 10, 2006. The term of the warrant was also extended to May 10, 2006.

5. Stock Option Plan

In 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Option Plan"). Under the 1998 Option Plan, stock options may be granted to directors, officers, employees, and consultants of the Company. Under the 1998 Option Plan the number of shares available for issuance is 600,000.

The 1998 Option Plan is summarized as follows:



                                    Shares   Weighted Average Exercise Price
                                    ------   -------------------------------
Outstanding at December 31, 2003    40,000              $ 0.54
Granted                                 --                  --
Cancelled                               --                  --
Exercised                               --                  --
                                   -------              ------
Outstanding at December 31, 2004   440,000              $ 0.54
Granted                                --                   --
Cancelled                              --                   --
Exercised                              --                   --
                                   -------              ------
Outstanding at December 31, 2005   440,000              $ 0.54

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

The options granted prior to 2003 vest one-third annually over three years and expire five years from the date of grant. The options granted in 2003 vested immediately and expire five years from the date of grant. At December 31, 2005, all options are exercisable.

6.  General and Administrative Expenses

Supplemental disclosure of General and Administrative Expenses

General and Administrative Expenses for 2005 were $818,251. This number includes in addition to other expenses depletion of oil and gas reserves of $213,458.

7. Notes Payable

The  Company  has  the  following  notes  payable  and  equivalent   obligations
outstanding at December 31, 2005:

Note payable to investment corporation, secured by
Company assets, drawing interest at 8% per year, due
March 1, 2006, subsequently extended to
September 1, 2006                                                       $    200,000

Note payable, secured by preferred shares and a voting
pledge agreement, drawing interest at 8% per year,
conversion right at $0.70 per share through May 10,
2006. Due date of May 10, 2006 was
subsequently extended to May 10, 2007                                        200,000

Rent settlement agreement effective November 30, 2005,
consummated January 3, 2006, consisting of a note payable
due November 30, 2007 bearing interest at 7% per year.                       356,249
                                                                           ---------

                                                                             756,249
Less amount classified as current                                            200,000
                                                                           ---------

Long term debt                                                          $    556,249
                                                                           =========

8. Leases

The Company leases for its own use office space under a non-cancelable revolving six-month lease. Future minimum lease payments on this non-cancelable operating lease for 2006 are approximately $8,400

Rent expense for the years ended December 31, 2005 and 2004 was $193,929 and $186,578 respectively. The number for 2005 includes $172,329 accumulated to accounts payable but unpaid rent for the offices in Jersey City.

In June 2001, the Company sublet to Nekema.com its former offices in Jersey City, New Jersey through December 31, 2008. The rent on the sublease was guaranteed by Lumbermens Mutual Casualty Company, d/b/a Kemper Insurance Company, until May 2003. In September 2002 Nekema ceased business operations and defaulted on the sublease. Kemper Insurance Company made all payments of rent due under the sublease through May 2003. The Company ceased paying rent under the lease for this space in July 2003. On May 5, 2004 the Company filed a proof of claim against Nekema's estate in the United States Bankruptcy Court for the Southern District of New York. The proof of claim was for the total sum of $421,455.15 and the court approved $363,048.88 as permitted by law. On November 15, 2005, the trustee in the bankruptcy filed a notice of filing of final accounts. On February 15, 2006, the Company received $22,300.77 in settlement of its claim.

On January 3, 2006, the Company entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation, dated as of November 30, 2005, pursuant to which the Company agreed to terminate the lease for its former offices in Jersey City, New Jersey. Under the terms of the agreement, the Company paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249.04 and 200,000 shares of Series C preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matures on November 29, 2007 and bears interest at a rate of 7% per annum. Payment and performance under the promissory note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B Preferred Stock that it holds to 116 Newark.

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

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

The tax effects of temporary differences and net operating loss carryforwards (in $000's) that give rise to deferred income tax assets and liabilities at December 31, 2005 are as follows:

        Net operating loss carryforwards                                $7,369
        Less taxable temporary differences related to depletion            (65)
                                                                       --------

        Net deductible temporary differences                             7,304
        Less valuation allowance                                        (7,304)
                                                                       --------
        Net deferred tax asset                                         $    --
                                                                       ========

Due to uncertainty in the realization of the deferred tax asset, the Company has provided a full valuation allowance. For the years 2005 and 2004, the valuation allowance increased $87,000 and $181,000.

As of December 31, 2005, the Company has approximately $21,674,000 in federal net operating loss carryforwards. Certain of these carryforwards may be limited due to change in control provisions in the internal revenue code. The losses expire in various years through 2025.

10.  Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss per common share after effect of adjustable common stock warrants, as explained below, by the weighted average number of shares of common stock outstanding during the period as follows:


                                            2005                                 2004
                            ----------------------------------    ----------------------------------

                               LOSS       SHARES       SHARE        LOSS        SHARES     PER SHARE
                               ----       ------       -----        ----        ------     ---------
Loss from continuing
operations                  $(157,002)   7,472,703   $   (.02)    $(534,709)   7,431,663   $   (.07)
Effect of preferred
stock dividends                    --           --         --            --           --         --
                            ----------   ---------   ---------    ---------    ---------   ---------
Net loss available
for common
shareholders                $(157,002)   7,472,703   $   (.02)    $(534,709)   7,431,663   $   (.07)
                            ==========   =========   =========    =========    =========   =========

11. Subsequent Events

Subsequent to year end, on January 3, 2006, the Company entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation, dated as of November 30, 2005, pursuant to which the Company agreed to terminate the lease for its former offices in Jersey City, New Jersey. Under the terms of the agreement, the Company paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249.04 and 200,000 shares of Series C preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matures on November 29, 2007 and bears interest at a rate of 7% per annum. Payment and performance under the promissory

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B Preferred Stock that it holds to 116 Newark. 116 Newark has the right to include any shares of common stock received upon conversion of the Series C preferred stock and upon conversion of the pledged shares as part of any registration statement that the Company may file in connection with any public offering of our securities (excluding registration statements on Forms S-4 and S-8).

On March 20, 2006, the Company repaid $20,000 of the accrued and unpaid interest on the July 21, 2003 note and negotiated an extension of the maturity date of the note to September 1, 2006.

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

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." SFAS 154 replaces APB 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on the financial statements.

13.  Unaudited Oil and Gas Reserve Quantities

This section provides information required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities."

The following unaudited reserve estimates were prepared internally, based upon a study conducted by Pressler Petroleum Consultants, Inc., an independent engineering company, as of April 1, 2006, and adjusted by the Company for production through Dec. 31, 2005. There are many uncertainties inherent in estimated proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. The Company communicates with Southwest Energy Production Company, the operator of the two wells in Louisiana, on a regular basis, obtaining daily production trends, the amount of water produced in the wells, output pressures and choke position. The Company then reviews the data from Southwest Energy with an independent engineering consultant hired by the Company to obtain a reserve estimate, as none of the Company's employees have the engineering or geologic expertise to provide reserve estimates. Finally, the Company compares the resulting data with the reports produced by Pressler Petroleum Consultants. To date the differences have not been material and the Company has adopted the Pressler reports. In the event there are material differences in the future the Company intends to confer with Pressler and the Company's independent engineering consultant in order to understand the reasons for the differences and come to conclusion regarding the appropriate reserve estimate.

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

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

Unaudited net quantities of proved and proved developed reserves of crude oil (including condensate) and natural gas, all of which are located within the continental United States, are summarized below:

Changes in Proved Reserves:

                                                 (BBLS)       (MCF)
Estimated quantity, December 31, 2004             3,673     132,661

Production                                       (2,205)    (70,752)
Acquisitions
Discoveries
Revisions of previous estimates                     145      (3,408)
                                               ---------   ---------


Estimated quantity, December 31, 2005             1,613      58,501
                                               ========    =========


                                December 31, 2005

Proved developed reserves:

   Oil (BBLS)

December 31, 2004                       3,673
December 31, 2005                       1,613

    Gas (MCF)

December 31, 2004                     132,661
December 31, 2005                      58,501

Proved undeveloped reserves:

Oil (BBLS)

December 31, 2005                          --

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

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

                                              As of Dec. 31,
                                                   2005
                                             ---------------

Future cash inflows                          $      541,251
Future development and production costs            (204,047)
                                             ---------------

Future net cash flows                               337,204
10% annual discount for
Estimating timing of cash flows                     (73,357)
                                             ---------------

Standardized measure of
discounted future net cash flows                    263,847
                                             ===============


Changes in Standardized measure are as follows:

Standardized measure of
discounted future net
cash flows, December 31, 2004                $     778,954

Purchase of reserves in place                           --

Changes in price, net of future
production costs                             $     103,717

Changes in estimated future
development costs                            $     (11,375)

Changes in estimated quantities              $     (16,978)

Changes due to operations:
Production                                       ($670,089)
Accretion of discount                        $      88,245

Other                                        $      (8,627)
                                             --------------
Standardized measure of
  discounted future net
  cash flows, December 31, 2004              $     263,847
                                             ==============

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

For purposes of its depletion calculation, the Company excluded from its amortization base certain exploration costs, comprising geologic studies, on specified properties, until it has been determined that proved reserves are contained within the subject properties. The Company participated in the drilling of one exploratory well from the specified properties in 2004 and it was decided it was not economical to complete the well. We are currently in the process of obtaining leases for two additional prospects and expect to commence drilling them in 2006. Upon the establishment of proved reserves, the cost of the geologic studies will be allocated among the prospects subject to the drilling program, and are expected to be included in the amortization base in 2006. If proved reserves are not established upon the commencement of its planned drilling activities, it is likely that the Company will record an impairment loss for its geologic studies in 2006.

As of December, 31, 2005, the following capitalized costs by category have been excluded from the amortization base:

Acquisition                       $         0
Exploration                         2,316,721
Development                                 0
Capitalized interest                        0

The Company incurred the costs as follows:

2004                              $         0
2004                                        0
2003                                2,316,721
2002 and prior                              0

Exhibit Index

Exhibit No.     Description
10.19           Letter agreement between GSV, Inc. and Brooks Station Holdings,
                Inc. dated March 20, 2006
21.1            List of Subsidiaries
23.1            Consent of Comiskey & Company, P.C.
31.1            Section 302 Certification
32.1            Section 906 Certification
99.1            Risk Factors