Form 10QSB
period 2006-03-31
GSV INC
filed 2006-05-15
CIK 1051591

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

                                 (203) 221-2690
                          (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,472,695 shares, excluding 168,600 shares held in Treasury.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

                           GSV, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                                                        Page
                                                                       Number

PART I.  FINANCIAL INFORMATION                                            3

Item 1.  Financial Statements:                                            3

         Consolidated Balance Sheet (unaudited)                           3

         Consolidated Statements of Operations for the
         Three Months ended March 31, 2006 and 2005 (unaudited)           4

         Consolidated Statements of Cash Flows for the
         Three Months ended March 31, 2006 and 2005 (unaudited)           5

         Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            10

Item 3.  Controls and Procedures                                         14

PART II. OTHER INFORMATION                                               15

Item 6.  Exhibits                                                        15

SIGNATURES                                                               16

                          PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                           GSV, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006


                ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                             $    283,837
        Accounts Receivable and other current assets                                 3,512
                                                                              -------------
                Total current assets                                               287,349

        Investments                                                                 50,000
        Other long-term assets - geologic studies                                2,316,721
        Investments - oil & gas wells, net accumulated depletion                   119,652
        Property and equipment, net accumulated depreciation                         4,674
        Other assets                                                                    --
                                                                              -------------
                                                                                 2,491,047

                Total assets                                                  $  2,778,396
                                                                              =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts  Payable                                                     $    110,172
        Other Current Liabilities                                                   50,576
        Accrued Interst                                                             42,658
                                                                              -------------
                Total current liabilities                                          203,406

        Note Payable                                                               756,249
                                                                              -------------
                Total liabilities                                                  959,655


STOCKHOLDERS' EQUITY
        Series B Preferred stock, $0.001 par value; 1,500,000                        1,500
                shares authorized; 1,500,000 shares issued and
                oustanding
        Series C Preferred stock, $0.001 par value; 200,000                            200
                shares authorized; 200,000 shares issued and
                oustanding
        Common Stock, $0.001 par value; 75,000,000 shares                            7,641
                authorized; 7,641,295 issued;  7,472,695 outstanding
        Additional paid-in capital                                              41,045,985
        Treasury stock                                                            (558,998)
        Accumulated deficit                                                    (38,677,587)
                                                                              -------------
                Total stockholders' equity                                       1,818,741
                                                                              -------------
                Total liabilities and stockholders' equity                    $  2,778,396
                                                                              =============


    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  For the three months March 31, 2006 and 2005

                                                                     2006                  2005
                                                             --------------------   --------------------

Oil and gas income                                            $          (5,988)     $         165,614
Other income                                                                 --                     --
                                                              ------------------     ------------------
     Total Revenues                                                      (5,988)               165,614

General and administrative expenses                                      85,732                222,453
                                                              ------------------     ------------------
     Total operating expenses                                            85,732                222,453

     Income (Loss) from operations before other                         (91,720)               (56,839)
        income and expenses

     Interest income, net                                                    --                      6
     Interest expense                                                   (14,234)                (9,648)
     Writedown of investments                                                --                     --
     Gain on sale of investments                                             --                     --
                                                              ------------------     ------------------
     NET INCOME (LOSS)                                        $        (105,954)     $          (66,481)
                                                              ==================     ==================
Net loss per common share:
Loss per common share from
     operations - basic                                       $           (0.01)     $           (0.01)
                                                              ==================     ==================

Weighted average common shares
     outstanding, basic                                               7,472,695               7,472,695
                                                              ==================     ==================

    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 2006 and 2005

                                                                   2006                           2005
                                                         -------------------------      -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               (105,954)                         (66,481)
Adjustments to reconcile net loss to net cash flows
     from operating activities:
Preferred Stock issued for settlement                                    30,000                               --
Non-cash value of warrants and beneficial conversion                                                          --
Depreciation                                                                750                              750
Depletion                                                                    --                           97,164
Increase (decrease) in cash from changes in:
Account receivable and other current assets                             214,680                          (23,049)
Other assets                                                                 --                            4,599
Accounts payable and other current liabilities                           13,695                           22,827
                                                              ------------------               ------------------
       Net cash flows from operating activities                         153,170                           35,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment - oil & gas wells                                (41,071)                              --
                                                              ------------------               ------------------
       Net cash flows from investing activities                         (41,071)                              --
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in notes payable                                         --                          (25,000)
                                                              ------------------               ------------------
       Net cash flows from financing activities                              --                          (25,000)
                                                              ------------------               ------------------
       Net increase in cash                                             112,098                           10,810

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            171,738                          167,223
                                                              ------------------               ------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   283,837                         178,033
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

Prior to June 2001, the Company had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. The Company has since made substantial write downs of these investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of March 31, 2006, these investments were valued at approximately 1.8% of the total value of the Company's assets. The Company is continuing to investigate whether or not there are any business prospects through which material value can be realized from the remaining Internet investments.

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

On November 1, 2004, the working interest partnership started work on a re-entry prospect in Texas. After reaching 6,000 feet and logging, it was determined that it was not economical to compete the well and it was decided on November 8, 2004, to plug and abandon the well. Production from the wells in Louisiana was suspended temporarily on or about February 9, 2006, because the water level had risen in one of the wells. On or about May 8, 2006 work to recomplete the wells in a different sand zone was completed and production was restarted. The Company expects that its share of the costs of recompletion, which is estimated to be about $48,000, will be deducted from the royalty payments the Company receives from the operator or the Company may be asked to pay this amount directly to the operator. Also, because of the delay between sales of gas by the operator and the Company's receipt of royalty payments from the operator, the Company expects that the temporary suspension of production will have the effect of reducing its royalty revenues for the second and possibly the third quarter of 2006.

The Company's management has little practical experience in the oil and gas industry. The Company's management relies to a great extent on the employees of Century Royalty LLC to monitor and implement strategy with respect to our oil and gas assets. The inexperience of the Company's management may detrimentally affect the Company's operations and results because, for example, it could prevent the Company from taking advantage of opportunities that arise on a timely basis or cause the Company to take actions that a more experienced management team might determine are not in the Company's best interests.

The information presented as of March 31, 2006 is unaudited, but, in the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2006, the results of its operations for the three month periods ended March 31, 2006 and 2005 and its cash flows for the three-month periods ended March 31, 2006 and 2005. The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended
December 31, 2005, included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   Investments

The Company has investments in four internet-related companies, which have been accounted for using the cost method.

As described above, the Company acquired working interests in two oil and gas wells effective June 1, 2002 for $550,000 in cash and common stock of the Company valued at $212,500, for a total investment of $762,500. The asset is depleted on a periodic basis using the units of production method. In the fourth quarter of 2002, the properties exhibited a marked decrease in the volume of oil and gas produced. On May 20, 2004, the Company elected to participate in re-completion of one of the wells in Louisiana. The work was successfully completed on June 10, 2004. The total cost to the Company was $74,063. The Company has seen an increase in revenues as a result of the re-completion of this well. Production from the wells in Louisiana was suspended temporarily on or about February 9, 2006, because the water level had risen in one of the wells. On or about May 8, 2006 work to recomplete the wells in a different sand zone was completed and production was restarted. The Company expects that its share of the costs of recompletion, which is estimated to be about $48,000, will be deducted from the royalty payments the Company receives from the operator or the Company may be asked to pay this amount directly to the operator. Also, because of the delay between sales of gas by the operator and the Company's receipt of royalty payments from the operator, the Company expects that the temporary suspension of production will have the effect of reducing its royalty revenues for the second and possibly the third quarter of 2006. An independent reserve study performed effective March 2006 estimated that the remaining reserve in the wells including PDP and PDNP, net of expenses and discounted at 10% was $263,847.

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

As a result of the merger, the Company acquired through Cybershop L.L.C., interests in certain oil and gas properties in Texas and an undivided one-third interest in Century, which manages the oil and gas properties in Texas, plus an additional interest in the Louisiana properties in which the Company already held an interest. Century also holds the rights to certain geologic studies that are included in other long term assets on the accompanying balance sheet. These geologic studies are currently being carried without amortization, since the data relates to properties which are currently under evaluation, but for which there are yet no established reserves. The Company expects to begin a drilling program for the subject properties in 2006, at which time amortization of the geologic studies will begin. If the drilling program is not successful, the Company will likely record an impairment loss of some or all of the carrying value of its geologic studies.

3.   Stockholders' Equity

As described in Note 5 below, on January 3, 2006, the Company issued 200,000 shares of Series C preferred stock to 116 Newark Avenue Corporation.

4.   Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss per common share after effect of adjustable common stock warrants, as explained below, by the weighted average number of shares of common stock outstanding during the period as follows:

                                                        Three Months ending March 31
                                           2006                                           2005
                          ----------------------------------------       ----------------------------------------
                                                         Per                                            Per
                          Loss            Shares         Share           Loss            Shares         Share
                          ----------------------------------------       ----------------------------------------
Loss from continuing
operations                $ (105,954)     7,472,695      $ (0.01)        $ (66,481)      7,472,695      $ (0.01)
Effect of preferred
stock dividends
                          -----------     ---------      --------        ----------      ---------      --------
Net loss available
for common
shareholders              $ (105,954)     7,472,695      $ (0.01)        $ (66,481)      7,472,695      $ (0.01)

                          ===========     =========      ========        ===========     =========      ========

5.   Lease Termination and Issuance of Series C Preferred Stock

On January 3, 2006, the Company entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation, dated as of November 30, 2005, pursuant to which the Company agreed to terminate the lease for its former offices in Jersey City, New Jersey. Under the terms of the agreement, the Company paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249.04 and 200,000 shares of Series C preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matures on November 29, 2007 and bears interest at a rate of 7% per annum. Payment and performance under the promissory note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of the Company's Series B preferred stock that it holds to 116 Newark.

                           GSV, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to June 2001, we had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of March 31, 2006, these investments were valued at approximately 1.8% of the total value of our assets. We are presently investigating whether or not there are any business prospects through which material value can be realized from the remaining Internet investments.

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

As a result of the merger we acquired, through Cybershop L.L.C., interests in certain oil and gas properties in Texas and an interest in Century Royalty LLC, a Texas limited liability company that manages the oil and gas properties in Texas plus an additional interest in the Louisiana properties in which we already held an interest. Century Royalty LLC also holds the rights to certain geologic studies. Century Royalty has a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $1.25 million of investment, whichever comes first. Century Royalty has a 20% participation interest in all subsequent wells drilled in the first 5 prospects. For later prospects, Century Royalty is entitled to an 80% participation interest. Century Royalty's net carried interest falls to 14% after royalty payments for the leases. Due to the existence of these revenue overrides, the operations of Century Royalty LLC are included in the accompanying statements of operations.

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

Each share of Series B convertible preferred stock is convertible at any time at the holder's option into a number of shares of common stock equal to $1.00 divided by the conversion price then in effect. The terms upon which the Series B convertible preferred stock may be converted into common stock are set forth in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on July 18, 2003 ("Series B Certificate of Designations"). As of May 15, 2006, the Series B convertible preferred stock owned by Polystick was convertible into 1,500,000 shares of common stock.

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

Off-Balance Sheet Transactions

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Results of Operations

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005

Revenues: Revenues for the quarter decreased by $171,602, or 103.6%, to negative $5,988 in 2006 from $165,614 in 2005. This decrease was due to a temporary suspension of production from the wells. Production from the two Louisiana wells was suspended temporarily on or about February 9, 2006, because the water level had risen in one of the wells. On or about May 8, 2006 work to recomplete the wells in a different sand zone was completed and production was restarted. We expect that our share of the costs of recompletion, which is estimated to be about $48,000, will be deducted from the royalty payments we receive from the operator or we may be asked to pay this amount directly to the operator. Also, because of the delay between sales of gas by the operator and our receipt of royalty payments from the operator, we expect that the temporary suspension of production will have the effect of reducing our royalty revenues for the second and possibly the third quarter of 2006.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, depletion and general corporate expenses. General and administrative expenses decreased by $136,721, or 61.5%, to $85,732 in the quarter ended March 31, 2006 from $222,453 in the quarter ended March 31, 2005, primarily as a result of a drop in depletion resulting from the temporary suspension of production from the Louisiana wells.

Interest expense: Interest expense for the quarter ended March 31, 2006 increased $4,586 or 47.5% to $14,234 in the quarter ended March 31, 2006 as compared with $9,648 in the corresponding period of the preceding year due to an increase in notes payable which resulted from the issuance in January 2006 of a note in the principal amount of $356,249.04 to 116 Newark Avenue Corporation in connection with the termination of the lease for our former offices in Jersey City, New Jersey.

Net Losses: Loss from operations increased by $39,473 from $66,481 in the first quarter of 2005, or ($0.01) per basic and diluted common share, to $105,954 in the first quarter of 2006, or ($0.01) per basic and diluted common share.

Liquidity and Capital Resources

Net cash provided by operations increased by $117,360, from $35,810 for the three months ended March 31, 2005, to $153,170 for the three months ended March 31, 2006. The increase in cash provided by operations was primarily due payments from the operator of the Louisiana wells against accounts receivable. Production from the wells was suspended temporarily on or about February 9, 2006, because the water level had risen in one of the wells. On or about May 8, 2006 work to recomplete the wells in a different sand zone was completed and production was restarted. We expect that our share of the costs of recompletion, which is estimated to be about $48,000, will be deducted from the royalty payments we receive from the operator or we may be asked to pay this amount directly to the operator. Also, because of the delay between sales of gas by the operator and our receipt of royalty payments from the operator, we expect that the temporary suspension of production will have the effect of reducing our royalty revenues for the second and possibly the third quarter of 2006.

Net cash provided by investing activities during the three months ended March 31, 2006, was $(41,071), as compared to $0 in the corresponding period of the prior year.

Net cash provided by financing activities during the quarter ended March 31, 2006, was $0, as compared to $(25,000) in the prior year. This change is attributable to the repayment of an outstanding note in the first quarter of 2005.

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

Item 3. Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation our disclosure controls and procedures were effective at that time.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred in the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6. Exhibits

31.1 Certification of Chief Executive and Chief Financial  Officer pursuant to
     Section 302  of the  Sarbanes-Oxley  Act  of  2002.
32.1 Certification of Chief Executive and Chief Financial  Officer pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 15, 2006                      By:     /s/ Gilad Gat
                                                ---------------------
                                                Gilad Gat
                                                Chief Executive Officer and
                                                President
                                                (principal executive officer)
                                                Chief Financial Officer
                                                (principal financial and
                                                accounting officer)

                                 Exhibit Index
Exhibit         Description
-------         -----------

31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.