Form 10QSB
period 2006-06-30
GSV INC
filed 2006-08-14
CIK 1051591

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,472,695 shares, excluding 168,592 shares held in Treasury.

Transitional Small Business Disclosure Format (check one):   Yes |_| No |X|.

                           GSV, INC. AND SUBSIDIARIES


                              INDEX TO FORM 10-QSB

                                                                        Page
                                                                        Number
                                                                        ------

PART I. FINANCIAL INFORMATION                                               3

Item 1. Financial Statements:                                               3

        Consolidated Balance Sheet (unaudited)                              3

        Consolidated Statements of Operations for the
        Three Months and Six Months Ended June 30, 2006
        and 2005 (unaudited)                                                4

        Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 2006 and 2005 (unaudited)                 6

        Notes to Consolidated Financial Statements                          7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                12

Item 3. Controls and Procedures                                            16

PART II.OTHER INFORMATION                                                  17

Item 6. Exhibits                                                           17

SIGNATURES                                                                 18

                          PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                           GSV, Inc. And Subsidiaries
                     CONSOLIDATED BALANCE SHEET - Unaudited
                                  June 30, 2006


ASSETS
Current Assets
     Cash and cash equivalents                                        $   240,292
     Accounts receivable and other current assets                          44,643
                                                                      ------------
        Total current assets                                              284,935

Investments:
     Oil & gas wells, net                                                 135,241
     Geologic studies                                                   2,316,721
     Internet-related companies                                            50,000
Property and equipment, net of accumulated depreciation                     3,924
                                                                      ------------
                                                                        2,505,886
                                                                      ------------
        Total assets                                                  $ 2,790,821
                                                                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts  payable                                                $   140,929
     Other current liabilities                                            271,366
     Accrued interest                                                      56,892
                                                                      ------------
        Total current liabilities                                         469,187

Note Payable                                                              556,249
                                                                      ------------
        Total liabilities                                               1,025,436


STOCKHOLDERS' EQUITY
     Series B Preferred stock, $0.001 par value; 1,500,000                  1,500
        shares authorized; 1,500,000 shares issued and
        outstanding
     Series C Preferred stock, $ 0.001 par value;                             200
        shares authorized; 200,000 shares issued and
        outstanding
     Common Stock, $0.001 par value; 75,000,000 shares                      7,641
        authorized; 7,641,303 issued;  7,472,703 outstanding
     Additional paid-in capital                                        41,045,985
     Treasury stock                                                      (558,998)
     Accumulated deficit                                              (38,730,943)
                                                                      ------------
        Total stockholders' equity                                      1,765,385
                                                                      ------------
        Total liabilities and stockholders' equity                    $ 2,790,821
                                                                      ============

    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
                CONSOLIDATED STATEMENT OF OPERATIONS - Unaudited
                 For the Six Months Ended June 30, 2006 and 2005

                                                                   2006                                             2005
                                                         -------------------------                      -------------------------
Revenue from oil and gas investments                                    $ 62,187                                      $ 332,399
General and administrative expenses                                      193,029                                        470,876


     Loss from operations                                               (130,841)                                      (138,477)

     Interest income                                                           0                                              8
     Interest expense                                                    (28,469)                                       (18,148)
                                                                ------------------                             ------------------
     NET LOSS                                                          $(159,310)                                    $ (156,617)
                                                                ==================                             ==================
Basic and diluted net loss per common share                            $   (0.02)                                    $    (0.02)
                                                                ==================                             ==================

Weighted average common shares
     outstanding                                                       7,472,703                                      7,472,703
                                                                ==================                             ==================

    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
                CONSOLIDATED STATEMENT OF OPERATIONS - Unaudited
                For the Three Months Ended June 30, 2006 and 2005

                                                                   2006                                             2005
                                                         -------------------------                      -------------------------
Revenue from oil and gas investments                                    $ 68,176                                      $ 166,786
General and administrative expenses                                      107,297                                        248,425

     Loss from operations                                                (39,121)                                       (81,639)

     Interest income                                                           0                                              2
     Interest expense                                                    (14,234)                                         (8,500)
                                                                ------------------                             ------------------
     NET LOSS                                                          $ (53,356)                                    $  (90,137)
                                                                ==================                             ==================
Basic and diluted net loss per common share                            $   (0.01)                                    $    (0.01)
                                                                ==================                             ==================

Weighted average common shares
     outstanding                                                       7,472,703                                      7,472,703
                                                                ==================                             ==================

    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
                CONSOLIDATED STATEMENT OF CASH FLOWS - Unaudited
                 For the Six Months Ended June 30, 2006 and 2005


                                                                   2006                      2005
                                                         -------------------------    -------------------

OPERATING ACTIVITIES
Net loss                                                                (159,310)             (156,617)
Adjustments to reconcile net loss to net cash flows
     provided by operating activities:
   Series C Preferred Stock issued for settlement                         30,000                     0
   Depreciation                                                            1,500                 1,500
   Depletion                                                              21,192               205,235
   Changes in operating assets and liabilities:
       Account receivable and other current assets                       173,549                    53
       Other assets                                                            0                 4,598
       Accounts payable and other current liabilities                    279,475                71,578
                                                                ------------------    ------------------
       Net cash flows provided by operating activities                   346,406               126,347

INVESTING ACTIVITIES
Purchase of investment - oil & gas wells                                 (77,852)               (6,954)
                                                                ------------------    ------------------
       Net cash flows used by investing activities                       (77,852)               (6,954)
FINANCING ACTIVITIES
Repayments of notes payable                                             (200,000)              (25,000)
                                                                ------------------    ------------------
       Net cash flows used by financing activities                      (200,000)              (25,000)
                                                                ------------------    ------------------
       Net change in cash                                                 68,553                94,393

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           171,738               167,223
                                                                ------------------    ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 240,292               261,616
                                                                ==================    ==================

     The accompanying notes are an integral part of the financial statements

GSV, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

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

Prior to June 2001, the Company had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. The Company has since made substantial write downs of these investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of June 30, 2006, these investments were valued at approximately 1.8% of the total value of the Company's assets. The Company is continuing to investigate whether or not there are any business prospects through which material value can be realized from the remaining Internet investments.

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

On November 1, 2004, the working interest partnership started work on a re-entry prospect in Texas. After reaching 6,000 feet and logging, it was determined that it was not economical to compete the well and it was decided on November 8, 2004, to plug and abandon the well. Production from the wells in Louisiana was suspended temporarily on or about February 9, 2006, because the water level had risen in one of the wells. On or about May 8, 2006 work to recomplete the wells in a different sand zone was completed and production was restarted. The Company expects that its share of the costs of recompletion, which is estimated to be about $48,000, will be deducted from the royalty payments the Company receives from the operator or the Company may be asked to pay this amount directly to the operator. Also, because of the delay between sales of gas by the operator, the Company's receipt of royalty payments was reduced in the quarter ended June 30, 2006. Further, the Company expects that the temporary suspension of production will also have the effect of reducing its royalty revenues for third quarter of 2006.

On June 28, 2006, the working interest partnership of which Century Royalty is a member commenced drilling on one of the prospects and it is anticipated that it will commence drilling on a second prospect soon. The costs of drilling these prospects were expected to exceed Century Royalty's carried interest in the working interest partnership. On June 20, 2006, we agreed to contribute a maximum of $100,000 towards the drilling of the first prospect and decrease our working interest in these two prospects to 11.918%.

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

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) that the Company considers necessary for the fair presentation of its financial position, results of operations and cash flows. The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.


2.   Investments

The Company has made investments in four internet-related companies which have been accounted for using the cost method. Such investments are reviewed periodically for impairment. Impaired investments have been written down to a nominal amount.

As described above, the Company acquired working interests in two oil and gas wells effective June 1, 2002 for $550,000 in cash and common stock of the Company valued at $212,500, for a total investment of $762,500. The asset is depleted on a periodic basis using the units of production method. In the fourth quarter of 2002, the properties exhibited a marked decrease in the volume of oil and gas produced. On May 20, 2004, the Company elected to participate in re-completion of one of the wells in Louisiana. The work was successfully completed on June 10, 2004. The total cost to the Company was $74,063. The Company has seen an increase in revenues as a result of the re-completion of this well. Production from the wells in Louisiana was suspended temporarily on or about February 9, 2006, because the water level had risen in one of the wells. On or about May 8, 2006 work to recomplete the wells in a different sand zone was completed and production was restarted. The Company expects that its share of the costs of recompletion, which is estimated to be about $48,000, will be deducted from the royalty payments the Company receives from the operator or the Company may be asked to pay this amount directly to the operator. Also, because of the delay between sales of gas by the operator, the Company's receipt of royalty payments were reduced in the quarter ended June 30, 2006. Further, the Company expects that the temporary suspension of production will also have the effect of reducing its royalty revenues for the third quarter of 2006. An independent reserve study performed effective March 2006 estimated that the remaining reserve in the wells including PDP and PDNP, net of expenses and discounted at 10% was $263,847.

As described above, on July 21, 2003, the Company entered into the Merger Agreement, pursuant to which, on the same day, POGI was merged into Merger Sub and in consideration thereof the Company issued to Polystick 4,500,000 shares of Common Stock and 1,500,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock is convertible at any time at the holder's option into a number of shares of Common Stock equal to $1.00 divided by the conversion price then in effect. The conversion price is initially $1.00. No dividends are payable on the Series B Preferred Stock, except that in the event dividends are declared with respect to Common Stock, each holder of a share of Series B Preferred Stock shall be entitled to receive an amount equal to the amount of dividends that would have been paid on the shares of Common Stock issuable upon conversion of such shares of Series B Preferred Stock had such shares been converted into Common Stock immediately before such dividend was declared. Upon any Liquidation Event, the holders of the outstanding Series B Preferred Stock will be entitled to be paid an amount equal to $1.00 per share plus the amount of any declared and unpaid dividends thereon. If upon any Liquidation Event, the net assets of the Company are insufficient to permit payment in full of such preferential amount to the holders of Series B Preferred Stock, then the entire net assets of the Company will be distributed ratably among the holders of the Series B Preferred Stock.

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

As a result of the merger, the Company acquired through Cybershop L.L.C., interests in certain oil and gas properties in Texas and an undivided one-third interest in Century, which manages the oil and gas properties in Texas, plus an additional interest in the Louisiana properties in which the Company already held an interest. Century also holds the rights to certain geologic studies that are included in other long term assets on the accompanying balance sheet. These geologic studies are currently being carried without amortization, since the data relates to properties which are currently under evaluation, but for which there are yet no established reserves. On June 28, 2006, the working interest partnership of which Century Royalty is a member commenced drilling on one of the prospects and it is anticipated that it will commence drilling on a second prospect soon. The costs of drilling these prospects were expected to exceed Century Royalty's carried interest in the working interest partnership. On June 20, 2006, we agreed to contribute a maximum of $100,000 towards the drilling of the first prospect and decrease our working interest in these two prospects to 11.918%.

The working interest partnership has begun a drilling program for the subject properties in 2006, at which time amortization of the geologic studies will begin. If the drilling program is not successful, the Company will likely record an impairment loss of some or all of the carrying value of its geologic studies.

3.   Stockholders' Equity

As described in Note 5 below, on January 3, 2006, the Company issued 200,000 shares of Series C Preferred Stock to 116 Newark Avenue Corporation.

4.   Net Loss Per Common Share

Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average common shares outstanding. Potential dilution related to the warrant was excluded because it was anti-dilutive.

5.   Lease Termination and Issuance of Series C Preferred Stock

On January 3, 2006, the Company entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation, dated as of November 30, 2005, pursuant to which the Company agreed to terminate the lease for its former offices in Jersey City, New Jersey. Under the terms of the agreement, the Company paid 116 Newark $70,000 in cash, and issued a promissory note in the principal amount of $356,249.04 and 200,000 shares of Series C Preferred Stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matures on November 29, 2007 and bears interest at a rate of 7% per annum. Payment and performance under the promissory note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of the Company's Series B preferred stock that it holds to 116 Newark. The estimated fair value of the 200 shares of Series C Preferred Stock was $30,000.

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

Prior to June 2001, we had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of June 30, 2006, these investments were valued at approximately 1.8% of the total value of our assets. We are presently investigating whether or not there are any business prospects through which material value can be realized from the remaining Internet investments.

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

As a result of the merger we acquired, through Cybershop L.L.C., interests in certain oil and gas properties in Texas and an interest in Century Royalty LLC, a Texas limited liability company that manages the oil and gas properties in Texas plus an additional interest in the Louisiana properties in which we already held an interest. Century Royalty also holds the rights to certain geologic studies. Century Royalty is a member of a working interest partnership that has identified several prospects derived from the geological studies and is working towards drilling these prospects. Century Royalty had a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $1.25 million of investment, whichever comes first. Century Royalty has a 20% participation interest in all subsequent wells drilled in the first 5 prospects. For later prospects, Century Royalty is entitled to an 80% participation interest. Century Royalty's net carried interest falls to 14% after royalty payments for the leases. Due to the existence of these revenue overrides, the operations of Century Royalty are included in the accompanying statements of operations.

On June 28, 2006, the working interest partnership of which Century Royalty is a member commenced drilling on one of the prospects and it is anticipated that it will commence drilling on a second prospect soon. The costs of drilling these prospects were expected to exceed Century Royalty's carried interest in the working interest partnership. On June 20, 2006, we agreed to contribute a maximum of $100,000 towards the drilling of the first prospect and decrease our working interest in these two prospects to 11.918%.

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

Results of Operations

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 200

Revenues: Revenues for the quarter decreased by $98,610, or 59.1%, to $68,176 in 2006 from $166,786 in 2005. This decrease was due to a temporary suspension of production from the wells. Production from the two Louisiana wells was suspended temporarily on or about February 9, 2006, because the water level had risen in one of the wells. On or about May 8, 2006 work to recomplete the wells in a different sand zone was completed and production was restarted. We expect that our share of the costs of recompletion, which is estimated to be about $48,000, will be deducted from the royalty payments we receive from the operator or we may be asked to pay this amount directly to the operator. Also, because of the delay between sales of gas by the operator and our receipt of royalty payments from the operator, we expect that the temporary suspension of production will have the effect of reducing our royalty revenues for possibly the third quarter of 2006.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, depletion and general corporate expenses. General and administrative expenses decreased by $141,128, or 56.8%, to $107,297 in the quarter ended June 30, 2006 from $248,425 in the quarter ended June 30, 2005, primarily as a result of a drop in depletion resulting from the temporary suspension of production from the Louisiana wells.

Interest expense: Interest expense for the quarter ended June 30, 2006 increased $5,734 or 67.4% to $14,234 in the quarter ended June 30, 2006 as compared with $8,500 in the corresponding period of the preceding year due to an increase in notes payable which resulted from the issuance in January 2006 of a note in the principal amount of $356,249.04 to 116 Newark Avenue Corporation in connection with the termination of the lease for our former offices in Jersey City, New Jersey.

Net Losses: Loss from operations decreased by $36,781 from $90,137 in the second quarter of 2005, or ($0.01) per basic and diluted common share, to $53,356 in the second quarter of 2006, or ($0.01) per basic and diluted common share.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

Revenues: Revenues for the period decreased by $270,212, or 81.3%, to 62,187 in 2006 from $332,399 in 2005. This decrease was due to the temporary suspension of production from the wells in Louisiana wells.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, depletion and general corporate expenses. General and administrative expenses decreased by $277,847, or 59.0%, to $193,029 in the six months ended June 30, 2006 from $470,876 in the six months ended June 30, 2005, primarily as a result of a drop in depletion resulting from the temporary suspension of production from the Louisiana wells.

Interest expense: Interest expense for the six months ended June 30, 2006 increased by $10,321, or 56.9%, to $28,469 in the six months ended June 30, 2006 as compared with $18,148 in the corresponding period of the preceding year due to an increase in notes payable which resulted from the issuance in January 2006 of a note in the principal amount of $356,249.04 to 116 Newark Avenue Corporation in connection with the termination of the lease for our former offices in Jersey City, New Jersey.

Net Losses: Loss from operations increased by $2,693 from $156,617 in the first six months of 2005, or ($0.02) per basic and diluted common share, to $159,310 in the first six months of 2006, or ($0.02) per basic and diluted common share.

Liquidity and Capital Resources

Net cash provided by operations increased by $20,059, from $126,347 for the six months ended June 30, 2005, to $146,406 for the six months ended June 30, 2006. The increase in cash provided by operations was primarily due payments from the operator of the Louisiana wells against accounts receivable. Production from the wells was suspended temporarily on or about February 9, 2006, because the water level had risen in one of the wells. On or about May 8, 2006 work to recomplete the wells in a different sand zone was completed and production was restarted. We expect that our share of the costs of recompletion, which is estimated to be about $48,000, will be deducted from the royalty payments we receive from the operator or we may be asked to pay this amount directly to the operator. Also, because of the delay between sales of gas by the operator and our receipt of royalty payments from the operator, we expect that the temporary suspension of production will have the effect of reducing our royalty revenues for the third quarter of 2006.

Net cash provided by investing activities during the six months ended June 30, 2006, was $(77,852), as compared to $(6,954) in the corresponding period of the prior year.

Net cash provided by financing activities during the quarter ended June 30, 2006, was $0, as compared to $(25,000) in the prior year. This change is attributable to the repayment of an outstanding note in the first quarter of 2005.

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

On July 11, 2006, we entered into an agreement with Emerald dated as of May 10, 2006, pursuant to which we agreed to further extend and renew the note and the warrant. Under the terms of the agreement, the maturity date of the note was extended from May 10, 2007 to January 10, 2008 and Emerald's right to convert the note and all accrued interest on the note into common stock at a price of $.70 per share was extended until any time prior to May 10, 2007. The term of the warrant was also extended from May 10, 2006 to May 10, 2007.

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

Forward-Looking Statements:

Some of the statements in this report are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions that are not statements of historical fact. You can identify these statements by the following words:

- "may"
- "will"
- "should"
- "estimates"
- "plans"
- "expects"
- "believes"
- "intends"

and similar expressions. We cannot guarantee our future results, performance or achievements. Our actual results and the timing of corporate events may differ significantly from the expectations discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward- looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, our limited operating history, history of losses, need to raise additional capital, the high risk nature of our business, and other risks described in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 3. Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation our disclosure controls and procedures were effective at that time.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred in the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6. Exhibits

10.1 Agreement by and between GSV, Inc. and D. Emerald Investments Ltd. dated as of May 10, 2006.

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


Date:   August 14, 2006                         By: /s/ Gilad Gat
                                                   ---------------------
                                                   Gilad Gat
                                                   Chief Executive Officer and
                                                   President
                                                   (principal executive officer)
                                                   Chief Financial Officer
                                                   (principal financial and
                                                   accounting officer)