Form 10QSB
period 2006-09-30
GSV INC
filed 2006-11-13
CIK 1051591

10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 9, 2006, there were 7,472,695 shares of common stock outstanding, excluding 168,592 shares held in Treasury.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

                           GSV, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                                                                                           Page
                                                                                                           Number
                                                                                                           ------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Balance Sheet (unaudited)                                                                 2

        Consolidated Statements of Operations for the
        Three Months and Nine Months ended September 30, 2006 and 2005 (unaudited)                             3

        Consolidated Statements of Cash Flows for the
        Nine Months ended September 30, 2006 and 2005 (unaudited)                                              4

        Notes to Consolidated Financial Statements (unaudited)                                                 5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                                    8

Item 3. Controls and Procedures                                                                               13

PART II. OTHER INFORMATION                                                                                    14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                           14

Item 6. Exhibits                                                                                              14

SIGNATURES                                                                                                    15

                          PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                           GSV, Inc. And Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)

ASSETS

Current assets:

Cash and cash equivalents                                                           $    119,761
Accounts receivable and other current assets                                              53,989
                                                                            --------------------------

 Total current assets                                                                    173,750

Investments:
Oil and gas wells, net                                                                   188,738
Geologic studies                                                                       2,316,721
Internet-related companies                                                                50,000

Property and equipment, net accumulated depreciation                                       3,173
                                                                            --------------------------

 Total assets                                                                       $  2,732,382
                                                                            ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                    $    101,695
Other current liabilities                                                                267,698
Accrued interest                                                                          71,127
                                                                            --------------------------

 Total current liabilities                                                               440,520

Note payable                                                                             556,249
                                                                            --------------------------

 Total liabilities                                                                       996,769
                                                                            --------------------------

Stockholders' equity:
Series B Preferred stock, $0.001 par value; 1,500,000 shares authorized;
  1,500,000 shares issued and outstanding                                                  1,500
Series C Preferred stock, $0.001 par value; 200,000 shares authorized,
  issued and outstanding                                                                     200
Common stock, $0.001 par value; 75,000,000 shares authorized;
  7,641,303 shares issued; and 7,472,703 outstanding                                       7,641
Additional paid-in capital                                                            41,045,985
Treasury stock                                                                          (558,998)
Accumulated deficit                                                                  (38,760,715)
                                                                            --------------------------

 Total stockholders' equity                                                            1,735,613
                                                                            --------------------------

 Total liabilities and stockholders' equity                                         $  2,732,382
                                                                            ==========================

                             See accompanying notes.

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended                  Nine Months Ended
                                                               September 30,                       September 30,
                                                            2006              2005              2006              2005
                                                       --------------    --------------     -------------     -------------
Revenues from oil and gas investments                    $    94,869       $   150,030        $  157,056        $  482,429
                                                       --------------    --------------     -------------     -------------

General and administrative expenses                          110,406           208,271           303,435           679,147
                                                       --------------    --------------     -------------     -------------

     Total operating expenses                                110,406           208,271           303,435           679,147
                                                       --------------    --------------     -------------     -------------

Loss from operations                                         (15,538)          (58,241)         (146,379)         (196,718)

Interest income                                                   --                --                --                 8
Interest expense                                             (14,234)          (26,695)          (42,703)          (44,843)
                                                       --------------    --------------     -------------     -------------

Net loss                                                 $   (29,772)      $   (84,936)       $ (189,082)       $ (241,553)
                                                       ==============    ==============     =============     =============

Net loss per common share:

Loss per common share from operations
- basic and diluted                                      $     (0.00)      $     (0.01)       $    (0.03)       $    (0.03)
                                                       ==============    ==============     =============     =============

Weighted average common shares outstanding,
basic and diluted                                          7,472,703         7,472,703         7,472,703         7,472,703
                                                       ==============    ==============     =============     =============


                             See accompanying notes.

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       For the Nine Months Ended
                                                                                             September 30,
                                                                                   2006                         2005
                                                                           --------------------         ----------------------
Operating activities:

Net loss                                                                     $        (189,082)           $          (241,552)

Preferred stock issued under settlement agreement                                       30,000                             --
Adjustments to reconcile net loss to net cash provided
 by operating activities:
 Depreciation                                                                            2,250                          2,250
 Depletion                                                                              60,232                        282,037
Changes in operating assets and liabilities:
 Accounts receivable and other current assets                                          164,203                          7,310
 Other assets                                                                               --                          4,598
 Accounts payable and other current liabilities                                         50,809                        104,091
                                                                           --------------------         ----------------------

 Net cash provided by operating activities                                             118,411                        158,734
                                                                           --------------------         ----------------------

Investing activities:

Purchase of investment - oil and gas wells                                            (170,389)                        (6,954)
                                                                           --------------------         ----------------------

 Net cash used in investing activities                                                (170,389)                        (6,954)
                                                                           --------------------         ----------------------
Financing activities:

Repayment of notes payable                                                                   --                       (50,000)
                                                                           --------------------         ----------------------

Net cash provided by financing activities                                                   --                        (50,000)
                                                                           --------------------         ----------------------

 Net change in cash                                                                    (51,977)                       101,780

Cash and cash equivalents, beginning of period                                         171,738                        167,223
                                                                           --------------------         ----------------------

Cash and cash equivalents, end of period                                     $         119,761            $           269,003
                                                                           ====================         ======================

                             See accompanying notes.

GSV, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the Business and Basis of Presentation

GSV, Inc. (the "Company") manages investments in oil and gas assets. Currently, the Company has been pursuing opportunities in the alternative energies arena, specifically in the biodiesel sector. The Company also has limited Internet investments with a carrying value of $500,000 as of September 30, 2006.

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

As a result of the Merger, the Company, through Merger Sub, acquired interests in certain oil and gas properties in Texas and an undivided one-third interest in Century Royalty LLC ("Century Royalty"), a Texas limited liability company that manages the oil and gas properties in Texas plus an additional interest in the Louisiana properties in which the Company already held an interest. Century Royalty also holds the rights to certain geologic studies.

On May 20, 2004, the Company elected to participate in re-completion of one of the wells in Louisiana. The work was successfully completed on June 10, 2004. The total cost to the Company was $74,063. The Company has seen an increase in revenues as a result of the re-completion of this well.

On November 1, 2004, the working interest partnership started work on a re-entry prospect in Texas. After reaching 6,000 feet and logging, it was determined that it was not economical to complete the well and it was decided on November 8, 2004, to plug and abandon the well. Production from the wells in Louisiana was suspended temporarily on or about February 9, 2006, because the water level had risen in one of the wells. On or about May 8, 2006 work to recomplete the wells in a different sand zone was completed and production was restarted. The
Company's share of the costs of recompletion, which was about $70,300, was deducted from the royalty payments the Company received from the operator. Also, because of the delay between sales of gas by the operator and the Company's receipt of royalty payments from the operator, the temporary suspension of production had the effect of reducing the Company's royalty revenues for the second and the third quarters of 2006.

On June 28, 2006, the working interest partnership of which Century Royalty is a member commenced drilling on one of the prospects and planned to drill a second prospect once the first was completed. The costs of drilling these prospects were expected to exceed Century Royalty's carried interest in the working interest partnership. On June 20, 2006, the Company agreed to contribute a maximum of $100,000 towards the drilling of these prospects and decrease its working interest in these two prospects to 11.918%. On October 5, 2006, the Company announced the successful completion of drilling in the first prospect, located in Liberty County, Texas. The operators have since decided that it is unnecessary to drill the second prospect as the first well will be sufficient to tap the reserves identified. Production is expected to commence shortly after pipeline tie-in connections are completed. The Company is currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

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

The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for complete financial statements are not included. These financial statements should be read in conjunction with the financial statements and accompanying notes for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (consisting primarily of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

The Company has incurred substantial operating losses, resulting in an accumulated deficit of $38,760,715 as of September 30, 2006. Its current investments are limited to certain oil and gas producing properties in Louisiana, and an interest in Century Royalty. Century Royalty's primary asset consists of geologic studies to exploit oil and gas properties which are not owned. In recent periods cash flows from the Company's oil and gas investments has been sufficient to enable the Company to fund its operating, investing and financing needs. However, the Company will be required to obtain additional financing to fund drilling and development to recover its investment in geologic studies. There is no assurance that the Company will obtain additional adequate financing nor is there any assurance that proved reserves will be discovered. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments which may result from the outcome of this uncertainty.


2.   Investments

The Company has made investments in four internet-related companies which have been accounted for using the cost method. Such investments are reviewed periodically for impairment. Impaired investments have been written down to a nominal amount.

As described above, the Company acquired working interests in two oil and gas wells effective June 1, 2002 for $550,000 in cash and common stock of the Company valued at $212,500, for a total investment of $762,500. The asset is depleted on a periodic basis using the units of production method. In the fourth quarter of 2002, the properties exhibited a marked decrease in the volume of oil and gas produced. On May 20, 2004, the Company elected to participate in re-completion of one of the wells in Louisiana. The work was successfully completed on June 10, 2004. The total cost to the Company was $74,063. The Company has seen an increase in revenues as a result of the re-completion of this well. Production from the wells in Louisiana was suspended temporarily on or about February 9, 2006, because the water level had risen in one of the wells. On or about May 8, 2006, work to recomplete the wells in a different sand zone was completed and production was restarted. The wells returned to full production at the beginning of July. The Company's share of the costs of recompletion, which was about $70,300, was deducted from the royalty payments the Company received from the operator. Also, because of the delay between sales of gas by the operator, the Company's receipt of royalty payments were reduced in the quarter ended September 30, 2006. Further, the Company expects that the temporary suspension of production will also have the effect of reducing its royalty revenues for the fourth quarter of 2006. An independent reserve study performed, effective March 2006, estimated that the remaining reserve in the wells including PDP and PDNP, net of expenses and discounted at 10%, was $263,847.

As described above, on July 21, 2003, the Company entered into the Merger Agreement, pursuant to which, on the same day, POGI was merged into Merger Sub and in consideration thereof the Company issued to Polystick 4,500,000 shares of Common Stock and 1,500,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock is convertible at any time at the holder's option into a number of shares of Common Stock equal to $1.00 divided by the conversion price then in effect. The conversion price is initially $1.00. No dividends are payable on the Series B Preferred Stock, except that in the event dividends are declared with respect to Common Stock, each holder of a share of Series B Preferred Stock shall be entitled to receive an amount equal to the amount of dividends that would have been paid on the shares of Common Stock issuable upon conversion of such shares of Series B Preferred Stock had such shares been converted into Common Stock immediately before such dividend was declared. Upon any Liquidation Event, the holders of the outstanding Series B Preferred Stock will be entitled to be paid an amount equal to $1.00 per share, plus the amount of any declared and unpaid dividends thereon. If upon any Liquidation Event, the net assets of the Company are insufficient to permit payment in full of such preferential amount to the holders of Series B Preferred Stock, then the entire net assets of the Company will be distributed ratably among the holders of the Series B Preferred Stock.

In connection with and as a condition to the Merger, the Company redeemed all of its existing outstanding Series A Preferred Stock, par value $0.001 per share, for $400,001, plus dividends payable. The Company paid $263,801 of the redemption price in cash and $200,000 by a full recourse promissory note bearing interest at a rate of 8% per annum and due September 4, 2004, secured by a lien on all of the Company's assets. The maturity date of the note has been extended to March 1, 2007.

As a result of the merger, the Company acquired through Cybershop L.L.C., interests in certain oil and gas properties in Texas and an undivided one-third interest in Century Royalty, which manages the oil and gas properties in Texas, plus an additional interest in the Louisiana properties in which the Company already held an interest. Century Royalty also holds the rights to certain geologic studies that are included in other long term assets on the accompanying balance sheet. These geologic studies are currently being carried without amortization, since the data relates to properties which are currently under evaluation, but for which there are yet no established reserves. On June 28, 2006, the working interest partnership of which Century Royalty is a member commenced drilling on one of the prospects and it is anticipated that it will commence drilling on a second prospect soon. The costs of drilling these prospects were expected to exceed Century Royalty's carried interest in the working interest partnership. On June 20, 2006, the Company agreed to contribute a maximum of $100,000 towards the drilling of the first prospect and decrease its working interest in these two prospects to 11.918%.

On October 5, 2006, the Company announced the successful completion of drilling in the first prospect, located in Liberty County, Texas. The operators have since decided that it is unnecessary to drill the second prospect as the first well will be sufficient to tap the reserves identified. Production is expected to commence shortly after pipeline tie-in connections are completed. The Company is currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

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

3.   Stockholders' Equity

As described in Note 5 below, on January 3, 2006, the Company issued 200,000 shares of Series C Preferred Stock to 116 Newark Avenue Corporation.

Each share of Series C preferred stock is convertible at any time into a number of shares of common stock equal to $1.00 divided by the conversion rate then in effect. The terms upon which the Series C convertible preferred stock may be converted into common stock are set forth in the Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on January 3, 2006 ("Series C Certificate of Designations"). As of November 8, 2006, the Series C convertible preferred stock owned by 116 Newark was convertible into 200,000 shares of common stock.

On October 27, 2006, the Company issued and sold an aggregate of 30,000 shares of common stock at a price of $0.10 per share to Walter M. Epstein upon his exercise of an option to purchase such shares. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

4.   Net Loss Per Common Share

Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted-average common shares outstanding. Potential dilution related to the warrant was excluded because it was anti-dilutive.

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

Prior to June 2001, we had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of September 30, 2006, these investments were valued at approximately 1.8% of the total value of our assets. We are presently investigating whether or not there are any business prospects through which material value can be realized from the remaining Internet investments.

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

As a result of the merger we acquired, through Cybershop L.L.C., interests in certain oil and gas properties in Texas and an interest in Century Royalty LLC ("Century Royalty"), a Texas limited liability company that manages the oil and gas properties in Texas plus an additional interest in the Louisiana properties in which we already held an interest. Century Royalty also holds the rights to certain geologic studies. Century Royalty is a member of a working interest partnership that has identified several prospects derived from the geological studies and is working towards drilling these prospects. Century Royalty had a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $1.25 million of investment, whichever comes first. Century Royalty has a 20% participation interest in all subsequent wells drilled in the first 5 prospects. For later prospects, Century Royalty is entitled to an 80% participation interest. Century Royalty's net carried interest falls to 14% after royalty payments for the leases. Due to the existence of these revenue overrides, the operations of Century Royalty are included in the accompanying statements of operations.

On June 28, 2006, the working interest partnership of which Century Royalty is a member commenced drilling on one of the prospects and planned to drill a second prospect once the first was completed. The costs of drilling these prospects were expected to exceed Century Royalty's carried interest in the working interest partnership. On June 20, 2006, we agreed to contribute a maximum of $100,000 towards the drilling of these two prospects and decrease our working interest in these two prospects to 11.918%. On October 5, 2006, we announced the successful completion of drilling in the first prospect, located in Liberty County, Texas. The operators have since decided that it is unnecessary to drill the second prospect as the first well will be sufficient to tap the reserves identified. Production is expected to commence shortly after pipeline tie-in connections are completed. We are currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

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

Each share of Series B convertible preferred stock is convertible at any time at the holder's option into a number of shares of common stock equal to $1.00 divided by the conversion price then in effect. The terms upon which the Series B convertible preferred stock may be converted into common stock are set forth in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on July 18, 2003 ("Series B Certificate of Designations"). As of November 8, 2006, the Series B convertible preferred stock owned by Polystick was convertible into 1,500,000 shares of common stock.

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

On January 3, 2006, we entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation, dated as of November 30, 2005, pursuant to which we agreed to terminate the lease for our former offices in Jersey City, New Jersey. Under the terms of the agreement, we paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249.04 and 200,000 shares of Series C convertible preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matures on November 29, 2007 and bears interest at a rate of 7% per annum. Payment and performance under the promissory note has been guaranteed by Polystick U.S. Corporation and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B convertible preferred stock that it holds to 116 Newark.

Each share of Series C preferred stock is convertible at any time into a number of shares of common stock equal to $1.00 divided by the conversion rate then in effect. The terms upon which the Series C convertible preferred stock may be converted into common stock are set forth in the Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on January 3, 2006 ("Series C Certificate of Designations"). As of November 8, 2006, the Series C convertible preferred stock owned by 116 Newark was convertible into 200,000 shares of common stock.

No dividends are payable on the Series C convertible preferred stock.

Upon any Liquidation Event, as defined in the Series C Certificate of Designations, the holders of the outstanding Series C convertible preferred stock will be entitled, before any distribution or payment is made to any holder of common stock or any other Junior Stock (as defined in the Series C Certificate of Designations), to be paid an amount equal to $1.00 per share. If upon any Liquidation Event our net assets distributable among the holders of the Series C convertible preferred stock are insufficient to permit the payment in full of such preferential amount to the holders of the Series C convertible preferred stock, then our net assets will be distributed ratably among the holders of the Series C convertible preferred stock in proportion to the amounts they otherwise would have been entitled to receive.

The Series C Certificate of Designations provides that so long as any shares of Series C convertible preferred stock are outstanding, we will not, without the written approval of the holders of at least a majority of the then-outstanding Series C convertible preferred stock, (i) issue any additional shares of Series C convertible preferred stock, or (ii) issue any Senior Stock or Parity Stock (as such terms are defined in the Series C Certificate of Designations), unless such Senior Stock or Parity Stock is to be issued in exchange for (A) cash or services rendered or to be rendered by parties who are not Affiliates (as defined in the Series C Certificate of Designations) of the Company, in either case having a value greater than the aggregate liquidation preference of such Senior Stock or Parity Stock, or (B) equity securities or assets of one or more businesses that are not Affiliates of the Company, in either case having a value that is equal to or greater than the aggregate liquidation preference of such Senior Stock or Parity Stock. The Series C convertible preferred stock has no other voting rights except as provided by applicable law.

Off-Balance Sheet Transactions

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Results of Operations

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005 Revenues: Revenues for the quarter decreased by $55,161, or 36.8%, to $94,869 in 2006 from $150,030 in 2005. This decrease was due to a temporary suspension of production from the two Louisiana wells. Production from the wells was suspended temporarily on or about February 9, 2006, because the water level had risen in one of the wells. On or about May 8, 2006 work to recomplete the wells in a different sand zone was completed and production was restarted. The wells returned to full production at the beginning of July. Our share of the costs of recompletion, which was about $70,300, was deducted from the royalty payments we received from the operator.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, depletion and general corporate expenses. General and administrative expenses decreased by $97,865, or 47.0%, to $110,406 in the quarter ended September 30, 2006 from $208,271 in the quarter ended September 30, 2005, primarily as a result of the decrease in depletion.

Interest expense: Interest expense for the quarter ended September 30, 2006 decreased by $12,461, or 46.7%, to $14,234 in the quarter ended September 30, 2006 as compared with $26,695 in the corresponding period of the preceding year due to the accrual in the quarter ended September 30, 2005, of interest and penalties owed in connection with the settlement with 116 Newark Avenue Corporation.

Net Losses: Loss from operations decreased by $55,164 from $84,936 in the second quarter of 2005, or ($0.01) per basic and diluted common share, to $29,772 in the third quarter of 2006, or ($0.00) per basic and diluted common share.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

Revenues: Revenues for the period decreased by $325,373, or 67.4%, to 157,056 in 2006 from $482,429 in 2005. This decrease was due to the temporary suspension of production from the wells in Louisiana.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, depletion and general corporate expenses. General and administrative expenses decreased by $375,712, or 55.3%, to $303,435 in the nine months ended September 30, 2006 from $679,147 in the nine months ended September 30, 2005, primarily as a result of a drop in depletion resulting from the temporary suspension of production from the Louisiana wells.

Interest expense: Interest expense for the nine months ended September 30, 2006 decreased by $2,140, or 4.8%, to $42,703 in the nine months ended September 30, 2006 as compared with $44,843 in the corresponding period of the preceding year.

Net Losses: Loss from operations decreased by $52,471 from $241,553 in the first nine months of 2005, or ($0.03) per basic and diluted common share, to $189,082 in the first nine months of 2006, or ($0.03) per basic and diluted common share.

Liquidity and Capital Resources

Net cash provided by operations decreased by $40,323, from $158,734 for the nine months ended September 30, 2005, to $118,411 for the nine months ended September 30, 2006. The decrease in cash provided by operations was primarily due to the temporary suspension of production from the wells in Louisiana.. Production from the wells was suspended temporarily on or about February 9, 2006, because the water level had risen in one of the wells. On or about May 8, 2006 work to recomplete the wells in a different sand zone was completed and production was restarted. The wells returned to full production at the beginning of July. Our share of the costs of recompletion, which was about $70,300, was deducted from the royalty payments we received from the operator.

Net cash provided by investing activities during the nine months ended September 30, 2006, was $(170,389), as compared to $(6,954) in the corresponding period of the prior year. The increase was due to our contribution of $100,000_towards the drilling of the prospects in Texas by the working interest partnership of which Century Royalty LLC is a member and to payments of $70,389 towards the recompletion of the wells in Louisiana.

Net cash provided by financing activities during the quarter ended September 30, 2006, was $0, as compared to $(50,000) in the prior year. This change is attributable to the repayment of an outstanding note in the first quarter of 2005.

In 2003, we issued to Polystick 4,500,000 shares of common stock and 1,500,000 shares of Series B convertible preferred stock valued at $2,625,000 to acquire assets in a non-cash transaction.

In 2003, we issued to Polystick 4,500,000 shares of common stock and 1,500,000 shares of Series B convertible preferred stock valued at $2,625,000 to acquire assets in a non-cash transaction.

On February 11, 2004, we borrowed $25,000 from Brooks Station Holdings, Inc., a private investment corporation ("Brooks Station"). In partial consideration for the loan, we issued 100,000 shares of common stock to Brooks Station. On March 18, 2004, we borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. Each loan was evidenced by a promissory note bearing interest at 8% per annum secured by a lien on all of our assets. On September 20, 2004, we negotiated an extension of the maturity of the notes from their original maturity date of September 1, 2004 to March 1, 2005. On March 10, 2005, we repaid the note issued on February 11, 2004 and negotiated an extension of the maturity of the note dated March 18, 2004 to September 1, 2005. We also extended to the same date the maturity of an 8% secured promissory note we issued to Brooks Station on July 21, 2003 in the principal amount of $200,000. On August 31, 2005, we repaid the March 18, 2004 note and negotiated an extension of the maturity date of the July 21, 2003 note to March 1, 2006. On March 20, 2006, we repaid $20,000 of the accrued and unpaid interest on the July 21, 2003 note and negotiated an extension of the maturity date of the note to September 1, 2006. On September 20, 2006, we negotiated an extension of the maturity date of the note to March 1, 2007.

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

Item 3. Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation our disclosure controls and procedures were effective at that time.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred in the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

On October 27, 2006, we issued and sold an aggregate of 30,000 shares of common stock at a price of $0.10 per share to Walter M. Epstein upon his exercise of an option to purchase such shares. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

(b) Use of Proceeds

Not applicable.

(c) Repurchase of Securities

We did not repurchase any shares of our common stock during the third quarter of 2006.


Item 6. Exhibits

10.1 Agreement by and between GSV, Inc. and Brooks Station dated as of September 20, 2006.

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


Date: November 13, 2006              By:   /s/ Gilad Gat
                                           -------------
                                           Gilad Gat
                                           Chief Executive Officer and President
                                           (principal executive officer)
                                           Chief Financial Officer
                                           (principal financial and accounting
                                            officer)