Form 10KSB
period 2006-12-31
GSV INC
filed 2007-04-02
CIK 1051591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF l934

                                     For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from           to
                                               ---------    ---------
                        Commission file number 000-23901

                                    GSV, INC.
                 (Name of small business issuer in its charter)


                 Delaware                                            13-3979226
(State or other jurisdiction of incorporation or        (I.R.S. Employer Identification No.)
                organization)

             191 Post Road West
             Westport, Connecticut                                      06880
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. | |
                               -

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
X Yes   No
-     -

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               -

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes   X  No
                                 ---      ---

The issuer's revenues for the year ended December 31, 2006 were $263,867.

As of March 16, 2007, the aggregate market value of the voting stock held by non-affiliates, based on the average of the high and the low bid and asked prices reported on such date, was $409,013.57.

As of March 16, 2007, there were 7,502,703 shares of the issuer's common stock outstanding, excluding 168,592 shares held in treasury.

Transitional Small Business Disclosure Format (check one):    Yes   X  No
                                                           ---     ---

                 Statement Regarding Forward-Looking Statements

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

Prior to June 2001, we had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of December 31, 2006, these investments were valued at approximately 1.9% of the total value of our assets. We are continuing to investigate whether or not there are any business prospects through which material value can be realized from the remaining Internet investments.

Louisiana Interests

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

Production from the wells in Louisiana was suspended temporarily on February 9, 2006 because the water level had risen in one of the wells. On or about May 8, 2006 work to recomplete the wells in a different sand zone was completed and production was restarted. The wells returned to full production at the beginning of July 2006. Our share of the costs of recompletion, which was about $70,300, was deducted from the royalty payments we received from the operator. Also, because of the delay between sales of gas by the operator and our receipt of royalty payments from the operator, the temporary suspension of production had the effect of reducing our royalty revenues for the second and the third quarters of 2006.

On November 1, 2006, Southwestern Energy Production Company, the operator of the wells in Louisiana, designated White Oak Operating Company LLC to be the operator of the wells. We did not experience any change in production as a result.

Texas Interests

On July 21, 2003, we entered into an Agreement and Plan of Merger with Polystick, Cybershop, L.L.C., a New Jersey limited liability company and wholly-owned subsidiary of GSV, Inc. ("Cybershop"), and Polystick Oil & Gas, Inc., a Delaware corporation and wholly-owned subsidiary of Polystick ("POGI"), pursuant to which, on the same day, POGI was merged into Cybershop and in consideration thereof we issued to Polystick 4,500,000 shares of our common stock and 1,500,000 shares of our Series B convertible preferred stock.

As a result of the merger we acquired, through Cybershop, interests in certain oil and gas properties in Texas and an undivided one-third interest in Century Royalty LLC ("Century Royalty"), a Texas limited liability company that manages the oil and gas properties in Texas plus an additional interest in the Louisiana properties in which we already held an interest. Century Royalty also holds the rights to certain geologic studies. Century Royalty is a member of a working interest partnership that has identified several prospects derived from the geological studies and is working towards drilling these prospects. Century Royalty had a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $1.25 million of investment, whichever comes first. Century Royalty has a 20% participation interest in all subsequent wells drilled in the first 5 prospects. For later prospects, Century Royalty is entitled to an 80% participation interest. Century Royalty's net carried interest falls to 14% after royalty payments for the leases. We are entitled to the first $4,168,659 of net income in Century Royalty and to 75% of net income thereafter. We have already received $942,012 of this amount as of March 16, 2007.

On November 1, 2004, the working interest partnership of which Century Royalty is a member started work on a re-entry prospect in Texas. After reaching 6,000 feet and logging, it was determined that it was not economical to complete the well and it was decided on November 8, 2004, to plug and abandon the well.

On June 28, 2006, the working interest partnership commenced drilling on one of the prospects and planned to drill a second prospect once the first was completed. The costs of drilling these prospects were expected to exceed Century Royalty's carried interest in the working interest partnership. On June 20, 2006, we agreed to contribute a maximum of $100,000 towards the drilling of these two prospects and decrease our working interest in these two prospects to 11.918%.

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

In October 2006, we granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return, we received a 2% carried interest in the proposed well until completion, and a 2% working interest thereafter. The "Shirley Gay" well was completed in the beginning of March 2007 and is waiting for pipeline tie-in. Through March 16, 2007, our expenses related to completion of the "Shirley Gay" well total $8,193. Production is expected to commence shortly after pipeline tie-in connections are completed. We are currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

Our management has little practical experience in the oil and gas industry. Our management relies to a great extent on the employees of Century Royalty to monitor and implement strategy with respect to our oil and gas assets. Our management's inexperience may detrimentally affect our operations and results because, for example, it could prevent us from taking advantage of opportunities that arise on a timely basis or cause us to take actions that a more experienced management team might determine are not in our best interests.

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

As of December 31, 2006, we had one full-time employee (including management). Our employee is not represented by any collective bargaining organization.

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

Wells and acreage

At March 16, 2007, we owned non-operated working interests in 2 producing wells on 746 gross (21 net) acres covered by state leases in Assumption Parish, Louisiana. The properties were operated until November 2006 by Southwestern Energy Production Company and from November 2006 by White Oak Operating Company LLC. The wells are producing oil and gas. For the year ended December 31, 2006, the wells produced 20,134 gross, 1,209 net barrels of oil at an average price of $60.28 per barrel, and 33,213 million cubic feet (mcf) gross, 33,213 mcf net natural gas at an average price of $5.75 per mcf. For the year ended December 31, 2005, the wells produced 36,721 gross, 2,205 net barrels of oil at an average price of $53.57 per barrel, and 1,178.2 million cubic feet (mcf) gross, 70,751.7 mcf net natural gas at an average price of $8.42 per mcf. For the year ended December 31, 2004, the wells produced 22,998 gross, 1,380 net barrels of oil at an average price of $45.20 per barrel, and 766,000 million cubic feet
(mcf) gross, 46,000 mcf net natural gas at an average price of $7.24 per mcf. We pay White Oak Operating Company LLC a monthly fee to support production costs.

We have not reported to, nor filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of our last fiscal year.

Undeveloped Acreage

The working interest partnership of which Century Royalty is a partner has identified 10 prospects in Texas derived from geological studies that Century Royalty holds and has acquired the majority of the leases needed to begin drilling the first 3 prospects. As of March 16, 2007, we owned non-operated working interests in 2,910 acres gross (266.3 net) in Texas.

Drilling Activity

On November 1, 2004, the working interest partnership of which Century Royalty is a member started work on a re-entry prospect in Texas. After reaching 6,000 feet and logging, it was determined that it was not economical to complete the well and it was decided on November 8, 2004, to plug and abandon the well.

On June 28, 2006, the working interest partnership commenced drilling on one of the prospects and planned to drill a second prospect once the first was completed. The costs of drilling these prospects were expected to exceed Century Royalty's carried interest in the working interest partnership. On June 20, 2006, we agreed to contribute a maximum of $100,000 towards the drilling of these two prospects and decrease our working interest in these two prospects to 11.918%.

On October 5, 2006, we announced the successful completion of drilling in the first prospect, located in Liberty County, Texas. The operators have since decided that it is unnecessary to drill the second prospect as the first well will be sufficient to tap the reserves identified. Production is expected to commence shortly after pipeline tie-in connections are completed. We are currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well. We have a 11.918% working interest in this well.

In October 2006, we granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return, we received a 2% carried interest in the proposed well until completion, and a 2% working interest thereafter. The "Shirley Gay" well was completed in the beginning of March 2007 and is waiting for pipeline tie-in. Through March 16, 2007, our expenses related to completion of the "Shirley Gay" well total $8,193. Production is expected to commence shortly after pipeline tie-in connections are completed. We are currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

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


                                               2007                       2006                        2005
                                               ----                       ----                        ----
                                        High          Low          High          Low           High          Low
                                        ----          ---          ----          ---           ----          ---
Quarter ended March 31                                            $0.17         $0.12         $0.33         $0.10
Quarter ended June 30                                             $0.17         $0.12         $0.40         $0.10
Quarter ended September 30                                        $0.13         $0.11         $0.26         $0.14
Quarter ended December 31                                         $0.16         $0.11         $0.29         $0.15
January 1 through March 16              $0.20        $0.11

Our common stock trades only sporadically. The public market for our common stock is limited and you should not assume that these quotations reflect prices that you might be able to obtain in actual market transactions or in transactions involving substantial numbers of shares.

As of March 16, 2007, there were 108 holders of record of our common stock.

Dividends

We do not anticipate paying cash dividends in the foreseeable future. We presently intend to reinvest our cash back into the company rather than pay dividends to our common stockholders.

Recent Sales of Unregistered Securities

None.

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

Prior to June 2001, we had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of December 31, 2006, these investments were valued at approximately 1.9% of the total value of our assets. We are continuing to investigate whether or not there are any business prospects through which material value can be realized from the remaining Internet investments.

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

On July 21, 2003, we entered into an Agreement and Plan of Merger with Polystick, Cybershop, a New Jersey limited liability company and wholly-owned subsidiary of GSV, Inc. ("Cybershop") and Polystick Oil & Gas, Inc., a Delaware corporation and wholly-owned subsidiary of Polystick ("POGI"), pursuant to which, on the same day, POGI was merged into Cybershop and in consideration thereof we issued to Polystick 4,500,000 shares of our common stock and 1,500,000 shares of our Series B convertible preferred stock.

As a result of the merger we acquired, through Cybershop, interests in certain oil and gas properties in Texas and an interest in Century Royalty LLC ("Century Royalty"), a Texas limited liability company that manages the oil and gas properties in Texas plus an additional interest in the Louisiana properties in which we already held an interest. Century Royalty also holds the rights to certain geologic studies. Century Royalty has a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $1.25 million of investment, whichever comes first. Century Royalty has a 20% participation interest in all subsequent wells drilled in the first 5 prospects. For later prospects, Century Royalty is entitled to an 80% participation interest. Century's net carried interest falls to 14% after royalty payments for the leases. We are entitled to the first $4,168,659 of net income in Century Royalty and to 75% of net income thereafter. We have already received $942,012 of this amount as of March 16, 2007. Due to the existence of these revenue overrides, the operations of Century Royalty are included in the accompanying statements of operations.

On June 28, 2006, the working interest partnership of which Century Royalty is a member commenced drilling on one of the prospects and planned to drill on a second prospect once the first was completed. The costs of drilling these prospects were expected to exceed Century Royalty's carried interest in the working interest partnership. On June 20, 2006, we agreed to contribute a maximum of $100,000 towards the drilling of these two prospects and decrease our working interest in these two prospects to 11.918%.

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

In October 2006, we granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return, we received a 2% carried interest in the proposed well until completion, and a 2% working interest thereafter. The "Shirley Gay" well was completed in the beginning of March 2007 and is waiting for pipeline tie-in. Through March 16, 2007, our expenses related to completion of the "Shirley Gay" well total $8,193. Production is expected to commence shortly after pipeline tie-in connections are completed. We are currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

Our management has little practical experience in the oil and gas industry. Our management relies to a great extent on the employees of Century Royalty to monitor and implement strategy with respect to our oil and gas assets. Our management's inexperience may detrimentally affect our operations and results because, for example, it could prevent us from taking advantage of opportunities that arise on a timely basis or cause us to take actions that a more experienced management team might determine are not in our best interests.

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

On January 3, 2006, we entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation ("116 Newark"), dated as of November 30, 2005, pursuant to which we agreed to terminate the lease for our former offices in Jersey City, New Jersey. Under the terms of the agreement, we paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249.04 and 200,000 shares of Series C preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matures on November 29, 2007 and bears interest at a rate of 7% per annum. Payment and performance under the promissory note has been guaranteed by Polystick U.S. Corporation and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B Preferred Stock that it holds to 116 Newark.

Each share of Series C preferred stock is convertible at any time into a number of shares of common stock equal to $1.00 divided by the conversion rate then in effect. The terms upon which the Series C convertible preferred stock may be converted into common stock are set forth in the Certificate of Designations,Preferences and Rights of Series C Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on January 3, 2006 ("Series C Certificate of Designations"). As of March 16, 2007, the Series C convertible preferred stock owned by 116 Newark was convertible into 200,000 shares of common stock.

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

Results of Operations

Year Ended December 31, 2006 compared to Year Ended December 31, 2005.

Revenue: Revenue in 2006 consisted primarily of royalty payments from our working interests in two oil and gas wells in the state of Louisiana. Revenues decreased by 63.0%, or $450,217, to $263,867 in 2006 from $714,084 in 2005. The decrease in revenues for 2006 is primarily a result of a decrease in production in the two wells in Louisiana due to the temporary suspension of production from the wells for part of 2006.

On February 9, 2006, we were advised by the operator of the oil and gas wells in Louisiana that production from the wells would be suspended temporarily because the water level had risen in one of the wells. On or about May 8, 2006 work to recomplete the wells in a different sand zone was completed and production was restarted. Our share of the costs of recompletion, which was about $70,300, was deducted from the royalty payments we received from the operator. Also, because of the delay between sales of gas by the operator and our receipt of royalty payments from the operator, the temporary suspension of production had the effect of reducing our royalty revenues for the second and third quarters of 2006.

General and administrative: General and administrative expenses consisted primarily of payroll and payroll-related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, depreciation, depletion, finance expenses and general corporate expenses. General and administrative expenses decreased by 54.5%, or $445,700, to $372,551 in the year ended December 31, 2006, from $818,251 in the prior year. The decrease in 2006 was primarily the result of the decrease in depletion and the cost cutting measures we implemented.

Net Losses: Loss from operations increased by 4.3%, or $4,517, to $108,684, in the year ended December 31, 2006, or ($0.01) per basic and diluted common share, from $104,167 in the prior year, or ($0.01) per basic and diluted common share. Net loss available to common stockholders in the year ended December 31, 2006, was $165,621, or ($0.02) per basic and diluted common share, as compared to $157,002 or ($0.02) per basic and diluted common share, in the prior year.

Liquidity and Capital Resources

Net cash provided by operations decreased by 38.9%, or $26,219, from $67,428 in the year ended December 31, 2005, to $41,209 in the year ended December 31, 2006. The decrease was due primarily to the decrease in revenues from oil and gas production.

On February 9, 2006, we were advised by the operator of the oil and gas wells in Louisiana that production from the wells would be suspended temporarily because the water level had risen in one of the wells. On or about May 8, 2006 work to recomplete the wells in a different sand zone was completed and production was restarted. Our share of the costs of recompletion, which was about $70,300, was deducted from the royalty payments we received from the operator. Also, because of the delay between sales of gas by the operator and our receipt of royalty payments from the operator, the temporary suspension of production had the effect of reducing our royalty revenues for the second and third quarters of 2006.

Net cash used in investing activities during the year ended December 31, 2006, was $177,688, as compared to $(12,913) in the prior year. The increase was primarily attributable to our payment in 2006 of our share of the costs of recompletion of the oil and gas wells in Louisiana, and the payment of $100,000 for our participation in the drilling of the first Texas well drilled by the working interest partnership of which Century Royalty is a member.

Net cash provided by financing activities during the year ended December 31, 2006, was $3,000, as compared to $(50,000) in the prior year. The cash provided in 2006 was attributable to a stock exercise, while the cash used in 2005 was due to a repayment of principle on a note payable.

In 2003, we issued to Polystick 4,500,000 shares of common stock and 1,500,000 shares of Series B convertible preferred stock valued at $2,625,000 to acquire assets in a non-cash transaction.

On February 11, 2004, we borrowed $25,000 from Brooks Station Holdings, Inc., a private investment corporation ("Brooks Station"). In partial consideration for the loan, we issued 100,000 shares of common stock to Brooks Station. On March 18, 2004, we borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. Each loan was evidenced by a promissory note bearing interest at 8% per annum secured by a lien on all of our assets. On September 20, 2004, we negotiated an extension of the maturity of the notes from their original maturity date of September 1, 2004 to March 1, 2005. On March 10, 2005, we repaid the note issued on February 11, 2004 and negotiated an extension of the maturity of the note dated March 18, 2004 to September 1, 2005. We also extended to the same date the maturity of an 8% secured promissory note we issued to Brooks Station on July 21, 2003 in the principal amount of $200,000. On August 31, 2005, we repaid the March 18, 2004 note and negotiated an extension of the maturity date of the July 21, 2003 note to March 1, 2006. On March 20, 2006, we repaid $20,000 of the accrued and unpaid interest on the July 21, 2003 note and negotiated an extension of the maturity date of the note to September 1, 2006. On September 20, 2006, we negotiated an extension of the maturity date of the note to March 1, 2007. On March 1, 2007, we negotiated an extension of the maturity date of the note to September 1, 2007.

On May 11, 2004, we sold a convertible promissory note in the principal amount of $200,000 and a warrant to purchase up to 1,142,857 shares of our common stock at a price of $.70 per share to D. Emerald Investments Ltd., a private investment corporation ("Emerald"). The note bears interest at the rate of 8% per annum and is convertible into shares of our common stock at a price of $.70 per share. The aggregate purchase price of these securities was $200,000. In connection with the sale of these securities we agreed that if Emerald exercises the warrant in full and converts the convertible note in full, then, at Emerald's request, we will appoint a person designated by Emerald to our Board of Directors and, in addition, for so long as Emerald holds at least eighty-five percent (85%) of the common stock issued upon such exercise and conversion, we will nominate such person (or a different person designated by Emerald) to be reelected to the Board of Directors in connection with any meeting of our stockholders at which directors are to be elected. We also agreed that within 120 days of the exercise of the warrant and/or conversion of the note for an aggregate of at least 428,572 shares of common stock (subject to adjustment for dilutive events as set forth in the warrant and the note) we will register all of the shares issuable upon conversion of the note and exercise of the warrant under the Securities Act of 1933. Additionally, we granted Emerald rights to have the shares included in other registration statements we may file for the public offering of our securities for cash proceeds. In 2004, we recorded an expense of $129,000 for the value of the warrants and the conversion feature of the note calculated using the Black-Scholes method.

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

On July 11, 2006, we entered into an agreement with Emerald dated as of May 10, 2006, pursuant to which we agreed to extend and renew the note and the warrant. Under the terms of the agreement, the maturity date of the note was extended from May 10, 2007 to January 10, 2008 and Emerald's right to convert the note and all accrued interest on the note into common stock at a price of $.70 per share was extended until any time prior to May 10, 2007. The term of the warrant was also extended from May 10, 2006 to May 10, 2007.

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

We believe that our existing capital resources will enable us to maintain our operations at existing levels for at least the next 12 months, assuming that we can extend the maturities of at least 2 of the notes we issued to Brooks Station, Emerald and 116 Newark beyond the next 12 months. However, it is difficult to project our capital needs. We cannot assure you that any additional financing or other sources of capital will be available to us upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on our business, financial condition and operating results.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and natural gas reserves. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements. We also describe the most significant estimates and assumptions we make in applying these policies.

Oil and Natural Gas Activities

Accounting for oil and natural gas activities is subject to special, unique rules. Two generally accepted methods of accounting for oil and natural gas activities are available - successful efforts and full cost. The most significant differences between these two methods are the treatment of unsuccessful exploration costs and the manner in which the carrying value of oil and natural gas properties are amortized and evaluated for impairment. The successful efforts method requires unsuccessful exploration costs to be expensed as they are incurred upon a determination that the well is uneconomical while the full cost method provides for the capitalization of these costs. Both methods generally provide for the periodic amortization of capitalized costs based on proved reserve quantities. Impairment of oil and natural gas properties under the successful efforts method is based on an evaluation of the carrying value of individual oil and natural gas properties against their estimated fair value, while impairment under the full cost method requires an evaluation of the carrying value of oil and natural gas properties included in a cost center against the net present value of future cash flows from the related proved reserves, using period-end prices and costs and a 10% discount rate.

Full Cost Method

We use  the  full  cost  method  of  accounting  for our  oil  and  natural  gas activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized into a cost center (the amortization base). Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. All general and administrative costs unrelated to drilling activities are expensed as incurred. The capitalized costs of our oil and natural gas properties, plus an estimate of our future development and abandonment costs, are amortized on a unit-of-production method based on our estimate of total proved reserves. Our financial position and results of operations could have been significantly different had we used the successful efforts method of accounting for our oil and natural gas activities.

Proved Oil and Natural Gas Reserves

Estimates of our proved reserves included in this report are prepared in accordance with accounting principles generally accepted in the United States of America and SEC guidelines. Our engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense and the full cost ceiling limitation. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves. Our estimated proved reserves for the years ended December 31, 2006 and 2005 were prepared by Pressler Petroleum
Consultants Inc., an independent oil and natural gas reservoir engineering consulting firm.

Depreciation, Depletion and Amortization

Our rate of recording depreciation, depletion and amortization expense (DD&A) is dependent upon our estimate of proved reserves, which is utilized in our unit-of-production method calculation. If the estimates of proved reserves were to be reduced, the rate at which we record DD&A expense would increase, reducing net income. Such a reduction in reserves may result from lower market prices, which may make it non-economic to drill for and produce higher cost reserves. A five percent positive or negative revision to proved reserves would decrease or increase the DD&A rate by approximately $0.15 to $0.17 per Mcfe, respectively.

Future Development and Abandonment Costs

Future development costs include costs incurred to obtain access to proved reserves such as drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production facilities, gathering systems and related structures and restoration costs. We develop estimates of these costs for each of our properties based upon their geographic location, type of production structure, well depth, currently available procedures and ongoing consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment. We review our assumptions and estimates of future development and future abandonment costs on an annual basis. A five percent positive or negative change in future development and abandonment costs would decrease or increase the DD&A rate by approximately $0.05 per Mcfe.

Asset Retirement Obligations

We have significant obligations to remove tangible equipment and facilities and to restore land at the end of oil and gas production operations. Our removal and restoration obligations are associated with plugging and abandoning wells. Estimating the future restoration and removal costs is difficult and requires us to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. Inherent in the present value calculations are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlements and changes in the legal, regulatory, environmental and political environments.

Stock-based Compensation

Determining the amount of stock-based compensation for awards granted includes selecting an appropriate model to calculate fair value. We have used the Black-Scholes option valuation model to value employee stock option awards. Certain inputs to this valuation model require considerable judgment. These inputs include estimating the volatility of our stock, the expected life of the option awarded and the forfeiture rate. We have estimated volatility, the expected life and the forfeiture rate based on historical data. Volatility is estimated over a term that approximates the expected life of the option awarded.

Valuation of Investments in Non-Publicly Traded Companies

In the past, we have been making strategic equity investments in non-publicly traded internet-related companies. Depending on our level of ownership and whether or not we have the ability to exercise significant influence, we account for these investments on either the cost or equity method, and review such investments periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment's net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee's cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes, and competition. This evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluations, we did not record impairment charges related to our investments in non-publicly traded companies during December 31, 2006 and 2005, respectively. The total investment in non-public companies was $50,000 as of December 31, 2006 and 2005, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7.  Financial Statements.

The financial statements required by Item 7 are included in this report beginning on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our principal independent accountants on accounting and financial disclosure.

Item 8A. Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation our disclosure controls and procedures were effective at that time.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred in the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of The Exchange Act.

Our directors and executive officers are as follows:


              Name                      Age             Title
              ----                      ---             -----

              Sagi Matza                 38             Chairman of the Board

              Gilad Gat                  43             Chief Executive Officer, Chief Financial
                                                        Officer, President and Director

              Yoav Bitter                39             Director

SAGI MATZA has served as Chairman of the Board of GSV, Inc. since July 28, 2003 and as a director since July 21, 2003. He has been the Chief Executive Officer of Polystick U.S. Corp., a New York corporation engaged in the business of investing in oil and gas assets, since April 1999. From October 1999 to July 2003, he was also the chief operating officer of Century Royalty. From 1989 until April 1999 he was the Chief Executive Officer of Polystick Ltd., an Israeli corporation engaged in chemical manufacturing, petrochemical trading and manufacturing and adhesives manufacturing and distribution. Mr. Sagi founded Polystick U.S. Corp.

GILAD GAT has served as Chief Executive Officer and President of GSV, Inc. since May 2001 and as Chief Financial Officer since September 30, 2002. He served as Chairman of the Board from May 2001 until July 28, 2003. Mr. Gat was the President and a director of Brooks Station Holdings, Inc., a private investment corporation, from February 2001 to December 2002. From 1996 until May 2001, Mr. Gat was a self-employed entrepreneur. Prior to 1996, Mr. Gat held various positions in the banking industry in Israel. Mr. Gat holds a BA in economics and an MBA from the Hebrew University in Jerusalem.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors and holders of more than 10% of our common stock (collectively "Reporting Persons") to file reports of initial ownership, ownership and changes in ownership of the common stock with the Securities and Exchange Commission within certain time periods and to furnish the Company with copies of all such reports. Based solely on our review of copies of such reports furnished to us by such Reporting Persons or on the written representations of such Reporting Persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended December 31, 2006, all of the Reporting Persons complied with their Section 16(a) filing requirements.

Code of Ethics

We adopted a code of ethics for our officers, directors and employees in April 2004. We filed a copy of the code of ethics as Exhibit 14.1 to our annual report for the year ended December 31, 2003.

Item 10. Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the fiscal year ended December 31, 2006, by our chief executive officer.

                           Summary Compensation Table

    Name and Principal        Year       Salary         Bonus            Total
         Position                          ($)           ($)              ($)
Gilad Gat,                    2006      $120,000       $25,000         $145,000
President

Employment Agreement

On May 4, 2001, we entered into an employment agreement with Gilad Gat pursuant to which Mr. Gat was hired to be our President and Chief Executive Officer. Mr. Gat's salary is $120,000 per annum. Mr. Gat is an "at will" employee of GSV, Inc., provided however that, if he is terminated without cause, he is entitled to a severance payment of $120,000.

                  Outstanding Equity Awards at Fiscal Year-End

                           Option Awards  Stock Awards
    Name        Number of    Number of      Equity       Option      Option    Number of     Market
               Securities   Securities     Incentive    Exercise   Expiration  Shares or    Value of
               Underlying   Underlying    Plan Awards:     Price      Date      Units of    Shares or
               Unexercised  Unexercised     Number of       ($)                Stock That   Units of
                 Options      Options      Securities                           Have Not      Stock
                   (#)          (#)        Underlying                            Vested     That Have
               Exercisable  Unexercisable  Unexercised                            (#)       Not Vested
                                            Unearned                                            ($)
                                            Options
                                              (#)

Gilad Gat        120,000         0             0          $0.60      10/31/08      0             $0

Director Compensation

All directors are reimbursed for certain expenses in connection with attendance at board of directors and committee meetings. Directors are eligible to be granted options to purchase common stock under the GSV, Inc. 1998 Stock Option Plan. Our non-employee directors did not receive any compensation for their services to the Company in 2006.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2006, with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

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

Equity compensation plans                 370,000                  $0.60 per share                  200,000
approved by security holders

Equity compensation plans not                0                           $0                         14,000
approved by security holders

Total                                     370,000                  $.60 per share                   214,000

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

Each option grant under the Directors' Plan vests after the first anniversary of the date of grant and expires three years thereafter. The number of shares of common stock related to awards that expire unexercised or are forfeited, surrendered, terminated or canceled are available for future awards under the Directors' Plan. If a director's service on the Board terminates for any reason other than death, all vested options may be exercised by such director until the expiration date of the option grant. In the event of a director's death, any options that such director was entitled to exercise on the date immediately preceding his or her death may be exercised by a transferee of such director for the six-month period after the date of the director's death; provided that such options may not be exercised after their expiration date. In the case of a director who represents an institutional investor that is entitled to the compensation paid by the Company to such director, option grants shall be made directly to the institutional investor on whose behalf such director serves on the Board.

The maximum number of shares of Common Stock reserved for issuance under the Directors' Plan is 14,000 shares. No options are currently outstanding under the Directors' Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 16, 2007, regarding the beneficial ownership of our common stock by (i) each person who is known to us to be the beneficial owner of more than five percent (5%) of our common stock; (ii) each director and each executive officer; and (iii) all current directors and executive officers as a group. Information contained in this report with regard to stock ownership was obtained from our stockholder list, filings with governmental authorities, or from the named individual, directors and officers. The persons identified in the following table disclaim beneficial ownership of shares owned or held in trust for the benefit of members of their families or entities with which they may be associated.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.


NAME AND ADDRESS OF                                     NUMBER OF SHARES               PERCENTAGE OF
BENEFICIAL OWNER (1)                                   BENEFICIALLY OWNED              COMMON STOCK

Yoav Bitter                                                 120,000(2)                        *

Gilad Gat                                                   120,000(3)                        *

Sagi Matza                                                6,970,000(4)                     76.4%

Doron Ofer                                                1,428,571(5)                     16.0%

All executive officers and directors as a group           7,210,000                        77.0%
(3 persons)

* less than 1 percent.

(1) Unless otherwise indicated, the address of each beneficial owner identified is c/o GSV, Inc., 191 Post Road West, Westport, Connecticut 06880.
(2) Includes 120,000 shares of common stock issuable upon exercise of options owned by Mr. Bitter.
(3) Includes 120,000 shares of common stock issuable upon exercise of options owned by Mr. Gat.
(4) Includes 5,350,000 shares of common stock and 1,500,000 shares of common stock issuable upon conversion of an equal number of shares of Series B Preferred Stock held by Polystick U.S. Corp. Mr. Matza is the Chief Executive Officer of Polystick U.S. Corp. and is the indirect owner of all of its outstanding voting securities. Also includes 120,000 shares of common stock issuable upon exercise of options owned by Mr. Matza.
(5) Includes 285,714 shares of Common Stock issuable upon conversion of a promissory note held by D. Emerald Investments Ltd. ("Emerald") and 1,142,857 shares of Common Stock issuable upon exercise of a warrant owned by Emerald. Doron Ofer is the sole owner of Emerald.

Item 12. Certain Relationships and Related Transactions.

Gilad Gat, our President, and Chief Executive Officer, was the President and a director of Brooks Station Holdings, Inc., a private investment corporation, from February 2001 until December 2002. Brooks acquired 363,637 shares of our Series A Convertible Preferred Stock in a private placement offering consummated in March 2001.

In connection with and as a condition to consummation of the merger in July 2003 in which we acquired an interest in Century Royalty, we redeemed all of the outstanding Series A Preferred Stock from Brooks Station for $400,001 plus dividends payable. We paid $263,801 of the redemption price in cash and $200,000 by a promissory note secured by a lien on all of our assets.

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

On September 20, 2004, we negotiated an extension of the maturity of the notes from their original maturity date of September 1, 2004 to March 1, 2005. On March 10, 2005, we repaid the note issued on February 11, 2004 and negotiated an extension of the maturity of the note dated March 18, 2004 to September 1, 2005. We also extended to the same date the maturity of an 8% secured promissory note we issued to Brooks Station on July 21, 2003 in the principal amount of $200,000. On August 31, 2005, we repaid the March 18, 2004 note and negotiated an extension of the maturity date of the July 21, 2003 note to March 1, 2006. On March 20, 2006, we repaid $20,000 of the accrued and unpaid interest on the July 21, 2003 note and negotiated an extension of the maturity date of the note to September 1, 2006. On September 20, 2006, we negotiated an extension of the maturity date of the note to March 1, 2007. On March 30, 2007, we negotiated an extension of the maturity date of the note to September 1, 2007.

On July 21, 2003 we entered into an Agreement and Plan of Merger with Polystick U.S. Corp., a privately held New York corporation ("Polystick"), Cybershop, a New Jersey limited liability company and wholly-owned subsidiary of GSV, Inc. and Polystick Oil & Gas, Inc., a Delaware corporation and wholly-owned subsidiary of Polystick ("POGI"), pursuant to which, on the same day, POGI was merged into Cybershop and in consideration thereof we issued to Polystick 4,500,000 shares of our common stock and 1,500,000 shares of our Series B Preferred Stock.

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

Item 13. Exhibits

Exhibit No.    Description
2.1            Asset  Purchase  Agreement,  dated  as of  June 1,  2002,  by and between  GSV,  Inc.,  Cybershop  LLC  and  Polystick  U.S.  Corp.
               (Incorporated by reference to Exhibit 2.1 of the Company's report on Form 8-K filed June 5, 2002).
2.2            Agreement  and Plan of Merger dated as of July 21,  2003,  by and among GSV, Inc., Cybershop L.L.C.,  Polystick Oil & Gas, Inc. and
               Polystick U.S. Corp. (Incorporated by reference to Exhibit 2.2 of the Company's report on Form 8-K, filed July 21, 2003).
3.1            Certificate  of  Incorporation,   as  amended   (Incorporated  by
               reference to Exhibit 3.1 to the Company's  Registration Statement
               on Form S-1, File No. 333-42707).
3.2            Certificate of Amendment of the Certificate of  Incorporation  of
               Cybershop  International,  Inc.  (Incorporated  by  reference  to
               Exhibit 3.2 of the Company's report on Form 10-QSB for the fiscal quarter ended June 30, 1999, File No. 000-23901).
3.3            Certificate  of  Merger  of GSV,  Inc  into  Cybershop.com,  Inc.
               (Incorporated by reference to Exhibit 3.5 of the Company's report on Form 10-KSB for the year ended  December  31,  1999,  File No.
               000-23901).
3.4            Certificate of  designations,  preferences and rights of Series A
               Convertible  Preferred  Stock  of  GSV,  Inc.   (incorporated  by
               reference  to Exhibit  3.1 of the  Company's  report on Form 8-K, filed March 6, 2001).
3.5            Certificate of  designations,  preferences and rights of Series B
               Convertible  Preferred  Stock  of  GSV,  Inc.   (Incorporated  by
               reference  to Exhibit  4.1 of the  Company's  report on Form 8-K, filed July 21, 2003).
3.6            Certificate of  designations,  preferences and rights of Series C
               Convertible  Preferred  Stock  of  GSV,  Inc.   (Incorporated  by
               reference  to Exhibit  3.1 of the  Company's  report on Form 8-K, filed January 5, 2006).
3.7            By-Laws.  (Incorporated  by  reference  to  Exhibit  3.5  of  the
               Company's  report on Form 10-KSB for the year ended December 31,
               2003, File No. 000-23901).
4.1            Specimen Common Stock  Certificate  (Incorporated by reference to
               Exhibit 4.1 to the Company's  Registration Statement on Form S-1,
               File No. 333-42707).
4.2            Convertible Stock Purchase Agreement, dated March 1, 2001, by and between GSV, Inc. and Brooks Station Holding, Inc.  (Incorporated
               by reference to Exhibit 4.1 of the  Company's  report on Form 8-K filed March 6, 2001).
10.1           Form of Officer and Director Indemnification  Agreement (Filed as
               Exhibit 10.4 to the Company's Registration Statement on Form S-1,
               File No. 333-42707).
10.2           1998 Stock  Option Plan of the Company  (Filed as Exhibit 10.5 to
               the  Company's  Registration  Statement  on Form  S-1,  File  No.
               333-42707).
10.3           1998  Directors'  Stock Option Plan (Filed as Exhibit 10.6 to the
               Company's   Registration   Statement   on  Form  S-1,   File  No.
               333-42707).

10.4 Employment Agreement dated May 4, 2001, by and between GSV, Inc.and Gilad Gat (Incorporated by reference to Exhibit 10.1 of the Company's report on Form 8-K, filed May 11, 2001).
10.5           Form of promissory note issued to Brooks Station  Holdings,  Inc.
               (Incorporated by reference to Exhibit 4.3 of the Company's report on Form 8-K, filed July 21, 2003).
10.6 Security Agreement dated as of July 21, 2003, by and between the Company and Brooks Station Holdings, Inc. (Incorporated by reference to Exhibit 4.4 of the Company's report on Form 8-K, filed July 21, 2003).
10.7 Purchase Agreement dated as of May 11, 2004, by and between GSV, Inc. and D. Emerald Investments Ltd. (Incorporated by reference to Exhibit 10.1 of the Company's report on Form 8-K, filed May 14, 2004).
10.8 Guaranty dated as of May 11, 2004, by Polystick U.S. Corporation in favor of D. Emerald Investments Ltd. (Incorporated by reference to Exhibit 10.2 to the Company's report on form 8-K filed May 14, 2004).
10.9 Pledge Agreement dated as of May 11, 2004, by and between Polystick U.S. Corporation and D. Emerald Investments Ltd. (Incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K filed May 14, 2004).
10.10 Voting Agreement dated May 11, 2004, by and between Polystick U.S. Corporation and D. Emerald Investments Ltd. (Incorporated by reference to Exhibit 10.4 to the Company's report on Form 8-K filed May 14, 2004).
10.11 Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated September 20, 2004. (Incorporated by reference to
               Exhibit 10.1 of the Company's report on Form 10-QSB for the fiscal quarter ended September 30, 2004, File No. 000-23901).
10.12 Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated March 10, 2005. (Incorporated by reference to Exhibit
               10.16 of the Company's report on Form 10-KSB for the year ended December 31, 2004, File No. 000-23901).
10.13 Agreement by and between GSV, Inc. and D. Emerald Investments Ltd. dated as of May 10, 2005. (Incorporated by reference to
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005).
10.14 Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated August 31, 2005. (Incorporated by reference to Exhibit
               10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).
10.15 Termination, Settlement and Release Agreement dated as of November 30, 2005 by and between GSV, Inc. and 116 Newark Avenue Corporation (Incorporated by reference to Exhibit 10.1 of the Company's report on Form 8-K, filed January 5, 2006).
10.16 Promissory Note issued to 116 Newark Avenue Corporation dated as of November 30, 2005 (Incorporated by reference to Exhibit 10.2 of the Company's report on Form 8-K, filed January 5, 2006).
10.17          Guaranty  dated as of  November  30,  2005,  by  Polystick  U.S.
               Corporation in favor of 116 Newark Avenue Corporation (Incorporated by reference to Exhibit 10.3 of the Company's report on Form 8-K, filed January 5, 2006).
10.18 Pledge Agreement dated as of November 30, 2005, by and between Polystick U.S. Corporation and 116 Newark Avenue Corporation (Incorporated by reference to Exhibit 10.4 of the Company's report on Form 8-K, filed January 5, 2006).
10.19 Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated March 20, 2006. (Incorporated by reference to Exhibit
               10.19 of the Company's report on Form 10-KSB for the year ended December 31, 2005, File No. 000-23901).
10.20 Agreement by and between GSV, Inc. and D. Emerald Investments Ltd. dated as of May 10, 2006. (Incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-QSB for the quarter ended June 30, 2006).
10.21 Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated September 20, 2006 (Incorporated by reference to
               Exhibit 10.1 of the Company's report on Form 10-QSB for the quarter ended September 30, 2006).
10.22 Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated March 9, 2007.*
14.1 Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Company's report on Form 10-KSB for the year ended December 31, 2003, File No. 000-23901).
21.1 List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Company's report on Form 10-KSB for the year ended December 31, 2005, File No. 000-23901).

23.1           Consent of UHY LLP*
23.2           Consent of Comiskey & Company, P.C.*
31.1           Section 302 Certification*
32.1           Section 906 Certification*
99.1           Risk Factors*
* Filed herewith

Item 14. Principal Accountant Fees and Services

                                                                            2006                      2005
                                                                            ----                      ----
        Audit Fees(1)                                                 $24,827.25                $23,174.27
        Audit-Related Fees                                                     0                         0
        Tax Fees (2)                                                    3,819.21                  4,774.16
        All Other Fees                                                  1,956.25                  1,566.25
          Total                                                       $30,602.71                 29,514.68

(1) Represents the aggregate fees billed for professional services rendered by our principal accountants, Comiskey & Company P.C. and UHY LLP, for the audit of our annual financial statements for the years ended December 31, 2006, and December 31, 2005 and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those periods. There were no additional fees billed by our principal accountant during the years ended December 31, 2006 and 2005.
(2) Represents the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the years ended December 31, 2006 and 2005.

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

                                        GSV, INC.



                                        By:/s/ Gilad Gat
                                           -------------
                                           Gilad Gat
                                           Chief Executive Officer, President
                                           and Chief Financial Officer

                                        Date: March 23, 2007
                                              ---------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature                           Title                                                 Date
                                    Chief Executive Officer, President and
                                    Chief Financial Officer
/s/ Gilad Gat                       (Principal Executive Officer, Principal
--------------------------------    Financial and Accounting Officer)                     March 23, 2007
Gilad Gat

/s/ Yoav Bitter
--------------------------------    Director                                              March 23, 2007
Yoav Bitter

/s/ Sagi Matza
--------------------------------    Director                                              March 23, 2007
Sagi Matza

                          INDEX TO FINANCIAL STATEMENTS

GSV, INC.

Report of UHY LLP, Independent Registered Public Accounting Firm....................................................F-1
Report of Comiskey & Company, Independent Registered Public Accounting Firm.........................................F-2
Balance Sheet as of December 31, 2006...............................................................................F-3
Statements of Operations for the years ended December 31, 2006 and 2005.............................................F-4
Statements of Stockholders' Deficiency for the years ended December 31, 2006 and 2005...............................F-5
Statements of Cash Flows for the years ended December 31, 2006 and 2005.............................................F-6
Notes to Financials Statements......................................................................................F-7

        REPORT OF UHY LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
GSV, Inc.

We have audited the accompanying consolidated balance sheet of GSV, Inc. (the "Company") as of December 31, 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements are prepared assuming that the Company will continue as a going concern. As more fully described in note 1, the Company has incurred recurring operating losses, and it has negligible working capital at December 31, 2006. The Company's expected future sources of revenue will be derived from its investments in oil and gas, but the attainment of profitability from these investments is not assured. The Company will be required to obtain financing to fund drilling and development to recover its investment in geologic studies and to pay certain indebtedness as it becomes due. In addition, the discovery of proved reserves in properties under evaluation is not assured. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to overcome this uncertainty are also described in footnote 1. The accompanying financial statements do not include any adjustments which may be necessary if the Company is unable to continue operations.


/s/UHY, LLP

New Haven, Connecticut
March 30, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
GSV, Inc and Subsidiaries
Westport, Connecticut


We have audited the consolidated balance sheet (not presented) of GSV, Inc., a Delaware corporation and Subsidiaries ("the Company") as of December 31, 2005 and the related consolidated statements of operations, changes of stockholders' equity and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSV, Inc. and Subsidiaries as of December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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


Denver, Colorado
March 29, 2006

                                        /s/ COMISKEY & COMPANY
                                        PROFESSIONAL CORPORATION

                           GSV, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2006

      ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                          $      38,260
      Accounts Receivable and other current assets                                             103,975
                                                                                         -------------
           Total current assets                                                                142,235

      Investments:
      Internet related companies                                                                50,000
      Geologic studies                                                                       2,316,721
      Oil and gas wells, net of accumulated depletion                                          194,235

      Property and equipment, net of accumulated depreciation and amortization
       of $1,089,085                                                                             2,424
                                                                                         -------------
                                                                                             2,563,380
                                                                                         -------------
           Total assets                                                                  $   2,705,615
                                                                                         =============

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

      Notes Payable                                                                      $     556,249
      Accounts  Payable                                                                         95,998
      Other Current Liabilities                                                                  5,933
      Accrued Interest                                                                          85,361
                                                                                         -------------
           Total current liabilities                                                           743,541

      Long term Note Payable                                                                   200,000
                                                                                         -------------
           Total liabilities                                                                   943,541


STOCKHOLDERS' EQUITY
      Series B Preferred stock, $0.001 par value: 1,500,000                                      1,500
           shares authorized, issued and oustanding
      Series C Preferred stock, $ 0.001 par value;                                                 200
           shares authorized; 200,000 shares issued and
           oustanding
      Common Stock, $0.001 par value; 75,000,000 shares                                          7,671
           authorized; 7,671,303 shares issued;  and 7,502,703 shares outstanding
      Additional paid-in capital                                                             41,048,955
      Treasury stock                                                                          (558,998)
      Accumulated deficit                                                                  (38,737,254)
                                                                                         --------------
           Total stockholders' equity                                                         1,762,074
                                                                                         --------------
           Total liabilities and stockholders' equity                                    $    2,705,615
                                                                                         ==============

    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended December 31, 2006 and 2005

                                                                       2006                 2005
                                                                    ----------           ----------
Revenues from oil and gas investments                               $ 263,867            $ 714,084

General and administrative expenses                                   372,551              818,251
                                                                    ----------           ----------

     Loss from operations before other                              (108,684)            (104,167)
         income and expenses

     Interest income                                                       --                    8
     Interest expense                                                (56,937)             (52,843)
                                                                    ----------           ----------

     NET LOSS                                                      $(165,621)           $(157,002)
                                                                    ==========           ==========
Net loss per common share
      basic and diluted                                             $  (0.02)            $  (0.02)
                                                                    ==========           ==========

Weighted average common shares
     outstanding; basic and diluted                                 7,502,703            7,472,703
                                                                    ==========           ==========

    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                Preferred Stock, Series B       Preferred Stock, Series C
                                                                -------------------------       -------------------------
                                                                 Number of          Par          Number of          Par
                                                                   Shares           Value          Shares          Value
                                                                ----------        --------       ---------        -------
Balance at December 31, 2004                                     1,500,000           1,500              --             --

 Net loss                                                              --               --              --             --
                                                                ----------        --------       ---------        -------

Balance at December 31, 2005                                     1,500,000           1,500              --             --
                                                                ----------        --------       ---------        -------
Issuance of common stock for option exercise
Issuance of preferred stock for settlement of lease obligation                                     200,000            200

 Net loss                                                              --               --              --             --
                                                                ----------        --------       ---------        -------

Balance at December 31, 2006                                     1,500,000           1,500         200,000            200
                                                                ==========        ========       =========        =======
                                                                    Common Stock
                                                                -------------------------    Additional
                                                                Number of         Par          Paid-In       Treasury    Accumulated
                                                                  Shares         Value         Capital        Stock        Deficit
                                                                ---------       -------      ------------   -----------  -----------
Balance at December 31, 2004                                    7,472,703         7,641        41,016,185    (558,998)  (38,414,631)

 Net loss                                                              --            --                --          --      (157,002)
                                                              -----------       ---------    ------------   ----------  ------------

Balance at December 31, 2005                                    7,472,703         7,641        41,016,185    (558,998)  (38,571,633)

Issuance of common stock for option exercise                       30,000            30             2,970
Issuance of preferred stock for settlement of lease obligation                                     29,800
 Net loss                                                              --            --                --          --      (165,621)
                                                              -----------       ---------    ------------   ----------  ------------

Balance at December 31, 2006                                     7,502,703        7,671        41,048,955    (558,998)  (38,737,254)
                                                                ===========    ==========    ============   ==========  ============

    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended December 31, 2006 and 2005

                                                                       2006                 2005
                                                                    ----------           ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $ (165,621)          $ (157,002)
Adjustments to reconcile net loss to net cash provided by
             operating activities:
Preferred Stock issued for settlement                                   30,000                    0
Depreciation and amortization                                            3,000                3,000
Depletion                                                               62,033              213,458
Changes in operating assets and liabilities:
Account receivable and other current assets                            114,217              (92,090)
Other assets                                                                 0                4,598
Accounts payable and other current liabilities                          (2,419)              95,464
                                                                    ----------           ----------

        Net cash provided by operating activities                       41,209               67,428

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment - oil and gas wells                            (177,688)             (12,913)
                                                                    ----------           ----------

        Net cash used in investing activities                         (177,688)             (12,913)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable                                                  --              (50,000)
Cash received from exercised options                                     3,000
                                                                    ----------           ----------

        Net cash provided by (used in) financing activities              3,000              (50,000)
                                                                    ----------           ----------

        Net change in cash                                            (133,479)               4,515

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           171,738              167,223
                                                                    ----------           ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $   38,260           $  171,738
                                                                    ==========           ==========

Supplemental Non-Cash Financing Activities

The Company converted an accrued rent payable into a note in the amount of $356,249.


    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

1.   Description of the Business and Basis of Presentation

GSV Inc. (the "Company") manages investments in oil and gas assets. The Company has been pursuing opportunities in the alternative energies arena, specifically in the biodiesel sector. The company also has limited Internet investments with a carrying value of $50,000 as of December 31, 2006.

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

On November 1, 2004, the working interest partnership of which Century Royalty is a member started work on a re-entry prospect in Texas. After reaching 6,000 feet and logging, it was determined that it was not economical to complete the well and it was decided on November 8, 2004, to plug and abandon the well.

Production from the wells in Louisiana was suspended temporarily on February 9, 2006 because the water level had risen in one of the wells. On or about May 8, 2006 work to recomplete the wells in a different sand zone was completed and production was restarted. Our share of the costs of recompletion, which was about $70,300, was deducted from the royalty payments we received from the operator. Also, because of the delay between sales of gas by the operator and the Company's receipt of royalty payments from the operator, the temporary suspension of production had the effect of reducing our royalty revenues for the second and the third quarters of 2006.

On November 1, 2006, Southwestern Energy Production Company, the operator of the wells in Louisiana, designated White Oak Operating Company LLC to operate the wells on their behalf. The Company did not experience any change in the production as a result.

On June 28, 2006, the working interest partnership of which Century Royalty is a member commenced drilling on one of the prospects and planned to drill a second prospect once the first was completed. The costs of drilling these prospects were expected to exceed Century Royalty's carried interest in the working interest partnership. On June 20, 2006, the Company agreed to contribute a maximum of $100,000 towards the drilling of these two prospects and decrease the Company's working interest in these two prospects to 11.918%.

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

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

In October 2006, the Company granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data. In return the Company received 2% carried interest in the proposed well until completion and 2% working interest thereafter. The "Shirley Gay" well was completed in the beginning of March 2007 and is waiting for pipeline tie-in. To date, the Company's expenses related to the completion of the "Shirley Gay" well total $8,193. Production is expected to commence shortly after pipeline tie-in connections are completed. The Company is currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

Presentation as a Going Concern

The Company has incurred substantial operating losses, resulting in an accumulated deficit of $38,737,254 as of December 31, 2006. Its current investments are limited to certain oil and gas producing properties in Louisiana and an interest in Century Royalty. Century Royalty's primary asset consists of geologic studies to exploit oil and gas properties. One prospect has been completed and is in the process of being tied into the pipeline. Production is not expected until the second quarter. In recent periods cash flows from the Company's oil and gas investments has been sufficient to enable the Company to fund its operating, investing and financing needs. However, the Company will be required to obtain additional financing to fund drilling and development to recover its investment in geologic studies and to pay certain indebtedness as it becomes due. There is no assurance that the Company will obtain additional adequate financing nor is there any assurance that proved reserves will be discovered. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company applies rules FIN46 and FIN46R and accordingly treats the investment in Century Royalty as variable interest entity and consolidates its financials. The Company is responsible for all of Century
Royalty's liabilities and is entitled to all of its net income until the production payout is reached, which at March 16, 2007 was $3,226,647. The Company is entitled to 75% of the net income thereafter.

Cash and Cash Equivalents

The Company considers all short-term marketable securities with a maturity of three months or less to be cash equivalents.

Investments in Internet related companies

Investments in internet related companies are accounted for on the cost basis.

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

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

Geologic studies represent costs associated with properties on which the Company is performing exploration activities or intends to commence such activities. Geologic studies are reviewed annually for impairment or reduction in value based on expected conditions in properties under evaluation. The Company believes that the properties underlying the geologic studies will be substantially evaluated within the next 6 to 12 months and it will begin to amortize these costs at such time.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the assets' estimated useful lives, which range from three to ten years. Depreciation and amortization expense was $3,000 for the years ended December 31, 2006 and 2005.

Long-lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company determined that impairment existed in certain of its investments as explained in Note 3. An impairment was also recognized on leasehold improvements as explained in Note 8.

Asset Retirement Obligation

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 requires the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Upon adoption, the Company recorded an asset retirement obligation to reflect the Company's legal obligations related to future plugging and abandonment of its oil and natural gas wells. The Company estimated the expected cash flow associated with the obligation and discounted the amount using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether a change in the estimated obligation is necessary. The Company evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), the Company will accordingly update its assessment. Additional retirement obligations increase the liability associated with new oil and natural gas wells as these obligations are incurred.

Stock-based Compensation

Prior to January 1, 2006, the Company applied Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations to its stock option plan. Accordingly, no compensation costs were recorded for options issued at prices which reflected no intrinsic value at the grant or modification date.

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

Effective January 1, 2006, the Company was required to use SFAS 123(R) - Share Based Payment, for all share-based awards granted, modified or settled. No share-based awards were granted in either 2006 or 2005. Further, all options outstanding as of December 31, 2006 and 2005 were fully vested prior to December 31, 2004.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted Federal, state, and local income tax rates and laws that are expected to be in effect when the differences reverse.

Advertising

Advertising costs are expensed as incurred.

Significant Concentrations

From time-to-time, the Company maintains cash balances in excess of FDIC insured limits. There was no such excess at December 31, 2006.

Fair Value of Financial Instruments

Unless  otherwise  indicated,   the  fair  value  of  all  reported  assets  and
liabilities that represent financial instruments approximate the carrying values of such instruments.

3.   Investments

The Company has made investments in four internet-related companies that have been accounted for using the cost method. Such investments are reviewed periodically for impairment. Impaired investments have been written down to a nominal amount.

The Company acquired working interests in two oil and gas wells effective June 1, 2002 for $550,000 in cash and common stock of the Company valued at $212,500, for a total investment of $762,500. The asset is depleted on a periodic basis using the units of production method. In the fourth quarter of 2002, the properties exhibited a marked decrease in the volume of oil and gas produced. On May 20, 2004, the Company elected to participate in re-completion of one of the wells in Louisiana. The work was successfully completed on June 10, 2004. The total cost to the Company was $74,063. The Company has seen an increase in revenues as a result of the re-completion of this well. Production from the wells in Louisiana was suspended temporarily on or about February 9, 2006, because the water level had risen in one of the wells. On or about May 8, 2006, work to recomplete the wells in a different sand zone was completed and production was restarted. The wells returned to full production at the beginning of July 2006. The Company's share of the costs of recompletion, which was about $70,300, was deducted from the royalty payments the Company received from the operator. Also, because of the delay between sales of gas by the operator and the Company's receipt of royalty payments from the operator, the Company's royalty revenues were reduced in the quarter ended September 30, 2006. On November 1, 2006, Southwestern Energy Production Company, the operator of the wells, designated White Oak Operating Company LLC to be the operator of the wells. An independent reserve study performed, effective January 2007, estimated that the remaining reserve in the wells including PDP and PDNP, net of expenses and discounted at 10%, was $594,114.

On July 21, 2003, the Company entered into the Merger Agreement, pursuant to which, on the same day, POGI was merged into Merger Sub and in consideration thereof the Company issued to Polystick 4,500,000 shares of common stock and 1,500,000 shares of Series B convertible preferred stock. Each share of Series B convertible preferred stock is convertible at any time at the holder's option into a number of shares of common stock equal to $1.00 divided by the conversion price then in effect. The conversion price is initially $1.00. No dividends are payable on the Series B convertible preferred stock, except that in the event dividends are declared with respect to common stock, each holder of share of Series B convertible preferred stock shall be entitled to receive an amount equal to the amount of dividends that would have been paid on the shares of common stock issuable upon conversion of such shares of Series B convertible preferred stock had such shares been converted into common stock immediately before such dividend was declared. Upon any Liquidation Event, the holders of the outstanding Series B convertible preferred stock will be entitled to be paid an amount equal to $1.00 per share plus

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

the amount of any declared and unpaid dividends thereon. If upon any Liquidation Event, the net assets of the Company are insufficient to permit payment in full of such preferential amount to the holders of Series B convertible preferred stock, then the entire net assets of the Company will be distributed ratably among the holders of the Series B convertible preferred stock.

In connection with and as a condition to the Merger, the Company redeemed all of its existing outstanding Series A convertible preferred stock, par value $0.001 per share, for $400,001, plus dividends payable. The Company paid $263,801 of the redemption price in cash and $200,000 by a full recourse promissory note bearing interest at a rate of 8% per annum and due September 4, 2004, secured by a lien on all of the Company's assets. The maturity date of the note has been extended to September 1, 2007.

As a result of the merger, the Company acquired through Cybershop L.L.C., interests in certain oil and gas properties in Texas and an undivided one-third interest in Century Royalty, which manages the oil and gas properties in Texas, plus an additional interest in the Louisiana properties in which the Company already held an interest. Century Royalty also holds the rights to certain geologic studies that are included in other long term assets on the accompanying balance sheet. These geologic studies are currently being carried without amortization, since the data relates to properties that are currently under evaluation, but for which there are yet no established reserves. On June 28, 2006, the working interest partnership of which Century Royalty is a member commenced drilling on one of the prospects and planned to commence drilling on a second prospect once the first was completed. The costs of drilling these prospects were expected to exceed Century Royalty's carried interest in the working interest partnership. On June 20, 2006, the Company agreed to contribute a maximum of $100,000 towards the drilling of the first prospect and decrease its working interest in these two prospects to 11.918%.

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

In October 2006, the Company granted one of the members in the Texas joint interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return the Company received 2% carried interest in the proposed well until completion and 2% working interest thereafter. The "Shirley Gay" well was completed in the beginning of March 2007 and is waiting for pipeline tie-in. Through March 16, 2007, the Company's expenses in the completion of the well totaled $8,193. Production is expected to commence shortly after pipeline tie-in connections are completed. The Company is currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

The working interest partnership began a drilling program for the subject properties in 2006. If the drilling program is not successful, the Company will likely record an impairment loss of some or all of the carrying value of its geologic studies.

4.   Stockholders' Equity

On February 11, 2004, the Company borrowed $25,000 from Brooks Station Holdings, Inc., a private investment corporation ("Brooks Station"). In partial consideration for the loan, the Company issued 100,000 shares of common stock to Brooks Station. On March 18, 2004, the Company borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. Each loan was evidenced by a promissory note bearing interest at 8% per annum secured by a lien on all of the Company's assets. On September 20, 2004, the Company negotiated an extension of the maturity of the notes from their original maturity date of September 1, 2004 to March 1, 2005. On March 10, 2005, the Company repaid the February note and related interest and negotiated an extension of the maturity of the March note and a note from July 2003 to September 1, 2005. On March 20, 2006, the Company repaid $20,000 of the accrued and unpaid interest on the July 21, 2003 note and negotiated an extension of the maturity date of the note to September 1, 2006. The amount charged to expense for the value of the shares issued was $17,000.

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

On May 11, 2004, the Company sold a convertible promissory note in the principal amount of $200,000 and a warrant to purchase up to 1,142,857 shares of its common stock at a price of $.70 per share to D. Emerald Investments Ltd., a private investment corporation ("Emerald"). The note bears interest at the rate of 8% per annum and is convertible into shares of our common stock at a price of $.70 per share. The aggregate purchase price of these securities was $200,000. In connection with the sale of these securities the Company agreed that if Emerald exercises the warrant in full and converts the convertible note in full, then, at Emerald's request, the Company will appoint a person designated by Emerald to the Company's Board of Directors and, in addition, for so long as Emerald holds at least eighty-five percent (85%) of the common stock issued upon such exercise and conversion, will nominate such person (or a different person designated by Emerald) to be reelected to the Board of Directors in connection with any meeting of the Company's stockholders at which directors are to be elected. The Company also agreed that within 120 days of the exercise of the warrant and/or conversion of the note for an aggregate of at least 428,572 shares of common stock (subject to adjustment for dilutive events as set forth in the warrant and the note) the Company will register all of the shares issuable upon conversion of the note and exercise of the warrant under the Securities Act of 1933. Additionally, the Company granted Emerald rights to have the shares included in other registration statements the Company may file for the public offering of its securities for cash proceeds. In 2004 the Company recorded an expense of $129,000 for the value of the warrant and the conversion feature of the note calculated using the Black-Scholes method.

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

On July 11, 2006, the Company entered into an agreement with Emerald dated as of May 10, 2006, pursuant to which the Company agreed to extend and renew the note and the warrant. Under the terms of the agreement, the maturity date of the note was extended from May 10, 2007 to January 10, 2008 and Emerald's right to convert the note and all accrued interest on the note into common stock at a price of $.70 per share was extended until any time prior to May 10, 2007. The term of the warrant was also extended from May 10, 2006 to May 10, 2007.

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

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

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

Activity Under 1998 Option Plan follows:

                                     Shares   Weighted Average Exercise Price
                                     ------   -------------------------------
 Outstanding at December 31, 2004   440,000              $ 0.54
 Granted                                 --                  --
 Cancelled                               --                  --
 Exercised                               --                  --
                                    -------              ------
 Outstanding at December 31, 2005   440,000              $ 0.54
 Granted                                --                   --
 Cancelled                         (40,000)                  --
 Exercised                         (30,000)                  --
                                    -------              ------
 Outstanding at December 31, 2006   370,000              $ 0.60
                                    =======              ======


All outstanding options were granted in 2003. They were vested upon grant and expire in 2008. At December 31, 2006, all options outstanding are exercisable.

6. General and Administrative Expenses and Depletion

General and Administrative Expenses for 2006 were $372,551, including depletion of oil and gas reserves of $62,033.

7. Notes Payable

The  Company  has  the  following  notes  payable  and  equivalent   obligations
outstanding at December 31, 2006:

Note payable to investment corporation, secured by Company assets, with interest
at 8% per year, as amended, due September 1, 2007                                       $ 200,000

Note payable to investment corporation, secured by preferred shares and a voting pledge  agreement,  with interest at 8% per year,  conversion right at $0.70 per share through May 10, 2006. Due date of May 10, 2006 was  subsequently  extended to January 10, 2008
                                                                                          200,000

Rent settlement  agreement  effective November 30, 2005,  consummated January 3,
2006,  consisting of a note payable due November 30, 2007 bearing interest at 7%
per year.                                                                                 356,249
                                                                                        ---------

                                                                                          756,249
Less amount classified as current                                                         556,249
                                                                                        ---------

Long term debt                                                                          $ 200,000
                                                                                        =========

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

8. Leases

The Company leases for its own use office space under a non-cancelable revolving six-month lease. Future minimum lease payments on this non-cancelable operating lease for 2007 are approximately $8,400.

Rent and related expenses for the years ended December 31, 2006 and 2005 was $22,814.03 and $193,929 respectively. The number for 2005 included $172,329 in unpaid rent for the offices in Jersey City that was accumulated to accounts payable.

In June 2001, the Company sublet to Nekema.com its former offices in Jersey City, New Jersey through December 31, 2008. The rent on the sublease was guaranteed by Lumbermens Mutual Casualty Company, d/b/a Kemper Insurance Company, until May 2003. In September 2002 Nekema ceased business operations and defaulted on the sublease. Kemper Insurance Company made all payments of rent due under the sublease through May 2003. The Company ceased paying rent under the lease for this space in July 2003. On May 5, 2004 the Company filed a proof of claim against Nekema's estate in the United States Bankruptcy Court for the Southern District of New York. The proof of claim was for the total sum of $421,455.15 and the court approved a settlement of $363,048.88. On November 15, 2005, the trustee in the bankruptcy filed a notice of filing of final accounts. On February 15, 2006, the Company received $22,300.77 in settlement of its claim.

On January 3, 2006, the Company entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation, dated as of November 30, 2005, pursuant to which the Company agreed to terminate the lease for its former offices in Jersey City, New Jersey. Under the terms of the agreement, the Company paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249.04 and 200,000 shares of Series C preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matures on November 29, 2007 and bears interest at a rate of 7% per annum. Payment and performance under the promissory note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of the Company's Series B convertible preferred stock that it holds to 116 Newark.

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

The tax effects of temporary differences and net operating loss carryforwards (in $000's) that give rise to deferred income tax assets and liabilities at December 31, 2006 are as follows:

Net operating loss carryforwards                             $7,426
Less valuation allowance                                     (7,426)
                                                            --------
Net deferred tax asset                                       $   --
                                                            ========


Due to uncertainty in the realization of the deferred tax asset, the Company has provided a full valuation allowance. For the years 2006 and 2005, the valuation allowance increased $122,000 and $87,000.

As of December 31, 2006, the Company has approximately $21,892,000 in federal net operating loss carryforwards. Certain of these carryforwards may be limited due to change in control provisions in the internal revenue code. The losses expire in various years through 2026.

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


10. Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." SFAS 154 replaces APB 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement has not had a material impact on the financial statements.

11. Unaudited Oil and Gas Reserve Quantities

This section provides information required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities."

The following unaudited reserve estimates were prepared internally, based upon a study conducted by Pressler Petroleum Consultants, Inc., an independent engineering company, as of January, 2007, and adjusted by the Company for production through Dec. 31, 2006. There are many uncertainties inherent in estimated proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. The Company communicates with Southwest Energy Production Company, the operator of the two wells in Louisiana until November 1, 2006, and with White Oak Operating Company LLC, the operator of the two wells in Louisiana, since November 1, 2006 on a regular basis, obtaining daily production trends, the amount of water produced in the wells, output pressures and choke position. The Company then reviews the data from the operator with an independent engineering consultant hired by the Company to obtain a reserve estimate, as none of the Company's employees have the engineering or geologic expertise to provide reserve estimates. Finally, the Company compares the resulting data with the reports produced by Pressler Petroleum Consultants. To date the differences have not been material and the Company has adopted the Pressler reports. In the event there are material differences in the future the Company intends to confer with Pressler and the Company's independent engineering consultant in order to understand the reasons for the differences and come to a conclusion regarding the appropriate reserve estimate.

Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

Unaudited net quantities of proved and proved developed reserves of crude oil (including condensate) and natural gas, all of which are located within the continental United States, are summarized below:

Changes in Proved Reserves:

                                                  (BBLS)      (MCF)
Estimated quantity, December 31, 2005             1,613      58,501

 Production                                      (1,209)    (33,213)
 Revisions of previous estimates                  3,140      80,158
                                              ---------    ---------


Estimated quantity, December 31, 2006             3,544     105,446
                                              =========    =========


                                December 31, 2006

 Proved developed reserves:

    Oil (BBLS)

 December 31, 2005                       1,613
 December 31, 2006                       3,544

     Gas (MCF)

 December 31, 2004                      58,501
 December 31, 2005                     105,446

 Proved undeveloped reserves:

 Oil (BBLS)

 December 31, 2006                          --

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

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

                                               As of Dec. 31,
                                                    2006
                                              ---------------

 Future cash inflows                          $      876,860
 Future development and production costs            (193,800)
                                              ---------------

 Future net cash flows                               683,060
 10% annual discount for
 Estimating timing of cash flows                     (88,946)
                                              ---------------

 Standardized measure of
 discounted future net cash flows             $      594,114
                                              ===============

Changes in Standardized measure are as follows:

 Standardized measure of
 discounted future net
 cash flows, December 31, 2005                $      263,847

 Purchase of reserves in place                            --

 Changes in price, net of future
 production costs                                    (75,491)

 Changes in estimated future
 development costs                                   (37,208)

 Changes in estimated quantities                     694,960

 Changes due to operations:
 Production                                         (283,332)
 Accretion of discount                                15,588

 Other                                                15,750
                                              --------------
 Standardized measure of
   discounted future net
   cash flows, December 31, 2006              $      594,114
                                              ==============

For purposes of its depletion calculation, the Company excluded from its amortization base certain exploration costs, comprising geologic studies, on specified properties, until it has been determined that proved reserves are contained within the subject properties. The Company participated in the drilling of one exploratory well from the specified properties in 2004 and it was decided it was not economical to complete the well. The Company has completed one gas well in 2006 and is in the process of tie-up connection to the pipeline. Upon the establishment of proved reserves, the cost of the geologic studies will be allocated among the prospects subject to the drilling program, and are expected to be included in the amortization base in 2007. If proved reserves are not established upon the commencement of its planned drilling activities, it is likely that the Company will record an impairment loss for its geologic studies in 2007.

As of December, 31, 2006, the following capitalized costs by category have been excluded from the amortization base:

 Acquisition                       $         0
 Exploration                         2,316,721
 Development                                 0
 Capitalized interest                        0

                           GSV, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

The Company incurred the costs as follows:

 2006                              $         0
 2005                                        0
 2004                                        0
 2003                                2,316,721
 2002 and prior                              0

Exhibit Index

Exhibit No.     Description
10.22           Letter agreement between GSV, Inc. and Brooks Station Holdings,
                Inc. dated March 9, 2007.
23.1            Consent of UHY LLP
23.2            Consent of Comisky & Company, P.C.
31.1            Section 302 Certification
32.1            Section 906 Certification
99.1            Risk Factors