Form 10KSB/A
period 2006-12-31
GSV INC
filed 2007-04-12
CIK 1051591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

As of March 16, 2007, there were 7,502,703 shares of the issuer's common stock outstanding, excluding 168,592 shares held in treasury.

Transitional Small Business Disclosure Format (check one):     Yes   X  No
                                                           ---      ---

The registrant hereby amends its Annual Report on Form 10-KSB for the year ended December 31, 2006 to include Exhibit 31.1, the certification required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, which was inadvertently omitted from the report as initially filed.

No other information in the Form 10-KSB as initially filed is amended hereby. This Form 10-KSB/A does not reflect events occurring after the date of filing of the Form 10-KSB or update disclosures in that report affected by subsequent events.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GSV, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GSV, INC.


                                        By: /s/ Gilad Gat
                                            -------------
                                            Gilad Gat
                                            Chief Executive Officer, President
                                            and Chief Financial Officer

                                        Date: April 12, 2007

Exhibit Index

Exhibit No.     Description
31.1            Section 302 Certification