Form 10QSB
period 2007-03-31
GSV INC
filed 2007-05-15
CIK 1051591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended March 31, 2007

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

              For the transition period from            to
                                             ----------    -----------

                         Commission File Number 0-23901

                                    GSV, INC.

        (Exact name of small business issuer as specified in its charter)


                      Delaware                                                13-3979226
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
Yes |X| No | |
     -      -

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|
                                      -      -

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 8, 2007, there were 7,502,703 shares of common stock outstanding, excluding 168,592 shares held in Treasury.

Transitional Small Business Disclosure Format (check one): Yes | | No |X|.
                                                                -      -

                           GSV, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                                                        Page
                                                                       Number

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Consolidated Balance Sheet at March 31, 2007                     2

         Consolidated Statements of Operations for the
         Three Months ended March 31, 2007 and 2006                       3

         Consolidated Statements of Cash Flows for the
         Three Months ended March 31, 2007 and 2006                       4

         Notes to Unaudited Consolidated Financial Statements             5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9

Item 3.  Controls and Procedures                                          16

PART II. OTHER INFORMATION                                                16

Item 6.  Exhibits                                                         17

SIGNATURES                                                                18

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           GSV, Inc. And Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2007
                                  (Unaudited)

                ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                    $    122,334
        Accounts Receivable and other current assets                      129,958
                                                                     -------------
                Total current assets                                      252,292

        Investments:
        Internet related companies                                         50,000
        Geologic studies                                                2,316,721
        Oil and gas wells, net of accumulated depletion                   164,731
        Property and equipment, net of accumulated depreciation             1,674
                                                                     -------------
                                                                        2,533,126

                Total assets                                         $  2,785,418
                                                                     =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts  Payable                                            $    126,305
        Notes Payable - Current                                           556,249
        Accrued Interest                                                   99,596
        Other Current Liabilities                                          17,440
                                                                     -------------
                Total current liabilities                                 799,590

        Long term Note Payable                                            200,000
                                                                     -------------
                Total liabilities                                         999,590


STOCKHOLDERS' EQUITY
        Series B Preferred stock, $0.001 par value; 1,500,000               1,500
          shares authorized, issued and outstanding
        Series C Preferred stock, $ 0.001 par value;                          200
          200,000 shares authorized, issued and outstanding
        Common Stock, $0.001 par value; 75,000,000 shares                   7,671
          authorized; 7,647,303 issued;  7,502,703 outstanding
        Additional paid-in capital                                     41,048,955
        Treasury stock                                                   (558,998)
        Accumulated deficit                                           (38,713,500)
                                                                     -------------
                Total stockholders' equity                              1,785,828
                                                                     -------------
                Total liabilities and stockholders' equity              2,785,418
                                                                     =============

    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2007 and 2006
                                  (Unaudited)

                                                        2007                         2006
                                                   --------------               --------------
Revenues from Oil and gas investments              $     150,142                $      (5,988)
General and administrative expenses                      112,154                       85,732
                                                    -------------                -------------

        Income (Loss) from operations before other        37,988                      (91,720)
          income and expenses

        Interest expense                                 (14,234)                     (14,234)
                                                    -------------                -------------
        NET INCOME (LOSS)                          $      23,754                $    (105,954)
                                                    =============                =============
Net Income (loss) per common share:
Loss per common share from
  operations - basic                               $        0.00                $       (0.01)
                                                    =============                =============

Weighted average common shares
  outstanding, basic                                   7,502,703                    7,472,695
                                                    =============                =============

    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2007 and 2006
                                  (Unaudited)

                                                             2007                         2006
                                                        --------------               --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                              23,754                     (105,954)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
Preferred Stock issued for settlement                              --                       30,000
Depreciation                                                      750                          750
Depletion                                                      35,642                           --
Increase (decrease) in cash from changes in:
Account receivable and other current assets                   (33,435)                     214,680
Accounts payable and other current liabilities                 63,503                       13,695
                                                        --------------               --------------
        Net cash provided by operating activities              90,213                      153,171

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment - oil & gas wells                       (6,139)                     (41,071)
                                                        --------------               --------------
        Net cash used by investing activities                  (6,139)                     (41,071)
                                                        --------------               --------------
        Net increase in cash                                   84,075                      112,100

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   38,260                      171,738
                                                        --------------               --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                        122,334                      283,838
                                                        ==============               ==============

     The accompanying notes are an integral part of the financial statements

GSV, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the Business

GSV Inc. (the "Company") manages investments in oil and gas assets. The Company has been pursuing opportunities in the alternative energies arena, specifically in the biodiesel sector. The Company also has limited Internet investments with a carrying value of $50,000 as of March 31, 2007.

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

On February 9, 2006, production from the wells in Louisiana was suspended temporarily because the water level had risen in one of the wells. On or about May 8, 2006 work to recomplete the wells in a different sand zone was completed and production was restarted. The Company's share of the costs of recompletion, which was about $70,300, was deducted from the royalty payments the Company received from the operator. Also, because of the delay between sales of gas by the operator and the Company's receipt of royalty payments from the operator, the temporary suspension of production had the effect of reducing the Company's royalty revenues for the second and the third quarters of 2006.

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

In October 2006, the Company granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data. In return the Company received a 2% carried interest in the proposed well until completion and a 2% working interest thereafter. The "Shirley Gay" well was completed in the beginning of March 2007 and is waiting for pipeline tie-in. Through March 31, 2007, the Company's expenses related to the completion of the "Shirley Gay" well total $8,193. Production is expected to commence shortly after pipeline tie-in connections are completed. The Company is currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

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

2.  Basis of Presentation

The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for complete financial statements are not included. These financial statements should be read in conjunction with the financial statements and accompanying notes for the year ended December 31, 2006, included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (consisting primarily of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

The Company has incurred substantial operating losses, resulting in an accumulated deficit of $38,713,500 as of March 31, 2007. Its current investments are limited to certain oil and gas producing properties in Louisiana and an interest in Century Royalty. Century Royalty's primary asset consists of geologic studies to exploit oil and gas properties. One prospect has been completed and is in the process of being tied into the pipeline. Production is not expected until the second quarter. In recent periods cash flows from the Company's oil and gas investments have been sufficient to enable the Company to fund its operating, investing and financing needs. However, the Company will be required to obtain additional financing to fund drilling and development to recover its investment in geologic studies and to pay certain indebtedness as it becomes due. There is no assurance that the Company will obtain additional adequate financing nor is there any assurance that proved reserves will be discovered. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3.  Recent Accounting Pronouncements

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. FIN 48 clarifies and sets forth consistent rules for accounting for uncertain income tax positions in accordance with FAS 109, Accounting for Income Taxes. There was no cumulative effect of applying the provisions of this interpretation.

As of December 31, 2006, the Company had $7.4 million of unrecognized tax benefits. There have been no significant changes to the amount of unrecognized tax benefits from the date of adoption through March 31, 2007, nor does the Company reasonably expect any significant changes to occur within the next twelve months.

4.   Investments

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

On July 21, 2003, the Company entered into the Merger Agreement, pursuant to which, on the same day, POGI was merged into Merger Sub and in consideration thereof the Company issued to Polystick 4,500,000 shares of common stock and 1,500,000 shares of Series B convertible preferred stock. Each share of Series B convertible preferred stock is convertible at any time at the holder's option into a number of shares of common stock equal to $1.00 divided by the conversion price then in effect. The conversion price is initially $1.00. No dividends are payable on the Series B convertible preferred stock, except that in the event dividends are declared with respect to common stock, each holder of shares of Series B convertible preferred stock shall be entitled to receive an amount equal to the amount of dividends that would have been paid on the shares of common stock issuable upon conversion of such shares of Series B convertible preferred stock had such shares been converted into common stock immediately before such dividend was declared. Upon any Liquidation Event, the holders of the outstanding Series B convertible preferred stock will be entitled to be paid an amount equal to $1.00 per share plus the amount of any declared and unpaid dividends thereon. If upon any Liquidation Event, the net assets of the Company are insufficient to permit payment in full of such preferential amount to the holders of Series B convertible preferred stock, then the entire net assets of the Company will be distributed ratably among the holders of the Series B convertible preferred stock.

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

In October 2006, the Company granted one of the members in the Texas joint interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return the Company received a 2% carried interest in the proposed well until completion and a 2% working interest thereafter. The "Shirley Gay" well was completed in the beginning of March 2007 and is waiting for pipeline tie-in. Through March 31, 2007, the Company's expenses in the completion of the well totaled $8,193. Production is expected to commence shortly after pipeline tie-in connections are completed. The Company is currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

The working interest partnership began a drilling program for the subject properties in 2006. If the drilling program is not successful, the Company will likely record an impairment loss of some or all of the carrying value of its geologic studies.

5.   Stockholders' Equity

None.

6.   Net Loss Per Common Share

Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted-average common shares outstanding. Potential dilution related to the warrant was excluded because it was anti-dilutive.

7.   Lease Termination and Issuance of Series C Preferred Stock

On January 3, 2006, the Company entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation, dated as of November 30, 2005, pursuant to which the Company agreed to terminate the lease for its former offices in Jersey City, New Jersey. Under the terms of the agreement, the Company paid 116 Newark $70,000 in cash, and issued a promissory note in the principal amount of $356,249 and 200,000 shares of Series C Preferred Stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matures on November 29, 2007 and bears interest at a rate of 7% per annum. Payment and performance under the promissory note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of the Company's Series B preferred stock that it holds to 116 Newark. The estimated fair value of the 200 shares of Series C Preferred Stock was $30,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since July 2003, our business operations have been focused on managing our existing investments in oil and gas assets and entering into new investments in this industry. Currently, we have been pursuing opportunities in the alternative energies arena, specifically in the biodiesel sector. From June 2001 to July 2003, our business operations included managing our existing investments and entering into new business operations through acquisitions or mergers.

Prior to June 2001, we had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of March 31, 2007, these investments were valued at approximately 1.8% of the total value of our assets. We are continuing to investigate whether or not there are any business prospects through which material value can be realized from the remaining Internet investments.

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

As a result of the merger we acquired, through Cybershop, interests in certain oil and gas properties in Texas and an interest in Century Royalty LLC ("Century Royalty"), a Texas limited liability company that manages the oil and gas properties in Texas plus an additional interest in the Louisiana properties in which we already held an interest. Century Royalty also holds the rights to certain geologic studies. Century Royalty has a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $1.25 million of investment, whichever comes first. Century Royalty has a 20% participation interest in all subsequent wells drilled in the first 5 prospects. For later prospects, Century Royalty is entitled to an 80% participation interest. Century's net carried interest falls to 14% after royalty payments for the leases. We are entitled to the first $4,168,659 of net income in Century Royalty and to 75% of net income thereafter. We have already received $942,012 of this amount as of March 31, 2007. Due to the existence of these revenue overrides, the operations of Century Royalty are included in the accompanying statements of operations.

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

In October 2006, we granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return, we received a 2% carried interest in the proposed well until completion, and a 2% working interest thereafter. The "Shirley Gay" well was completed in the beginning of March 2007 and is waiting for pipeline tie-in. Through March 31, 2007, our expenses related to completion of the "Shirley Gay" well total $8,193. Production is expected to commence shortly after pipeline tie-in connections are completed. We are currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

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

Each share of Series B convertible preferred stock is convertible at any time at the holder's option into a number of shares of common stock equal to $1.00 divided by the conversion price then in effect. The terms upon which the Series B convertible preferred stock may be converted into common stock are set forth in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on July 18, 2003 ("Series B Certificate of Designations"). As of May 8, 2007, the Series B convertible preferred stock owned by Polystick was convertible into 1,500,000 shares of common stock.

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

In June 2001, we sublet to Nekema.com our former offices in Jersey City, New Jersey through December 31, 2008. The rent on the sublease was guaranteed by Lumbermens Mutual Casualty Company, d/b/a Kemper Insurance

Company, until May 2003. In September 2002 Nekema ceased business operations and defaulted on the sublease. Kemper Insurance Company made all payments of rent due under the sublease through May 2003. We ceased paying rent under the lease for this space in July 2003. On May 5, 2004, we filed a proof of claim against Nekema's estate in the United States Bankruptcy Court for the Southern District of New York. The proof of claim was for the total sum of $421,455 as permitted by law and the court approved a settlement of $363,049. On November 15, 2005, the trustee in the bankruptcy filed a notice of filing of final accounts. On February 15, 2006, we received $22,301 in settlement of our claim.

On January 3, 2006, we entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation ("116 Newark"), dated as of November 30, 2005, pursuant to which we agreed to terminate the lease for our former offices in Jersey City, New Jersey. Under the terms of the agreement, we paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249 and 200,000 shares of Series C preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matures on November 29, 2007 and bears interest at a rate of 7% per annum. Payment and performance under the promissory note has been guaranteed by Polystick U.S. Corporation and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B Preferred Stock that it holds to 116 Newark.

Each share of Series C preferred stock is convertible at any time into a number of shares of common stock equal to $1.00 divided by the conversion rate then in effect. The terms upon which the Series C convertible preferred stock may be converted into common stock are set forth in the Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on January 3, 2006 ("Series C Certificate of Designations"). As of March 31, 2007, the Series C convertible preferred stock owned by 116 Newark was convertible into 200,000 shares of common stock.

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

Results of Operations

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

Revenues: Revenues for the quarter increased by $156,130, to $150,142 in 2007 from negative $5,988 in 2006. This increase was due to the successful repair of the Louisiana wells.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, depletion and general corporate expenses. General and administrative expenses increased by $26,422, or 31%, to $112,154 in the quarter ended March 31, 2007 from $85,732 in the quarter ended March 31, 2006, primarily as a result of the increase in depletion of the wells in Louisiana.

Interest expense: Interest expense for both the quarter ended March 31, 2007 and March 31, 2006 was $14,234.

Net Losses: Loss from operations increased by $129,708 from a net loss of $105,954 in the first quarter of 2006, or $0.01 per basic and diluted common share, to net income of $23,754 in the first quarter of 2007, or $0.00 per basic and diluted common share.

Liquidity and Capital Resources

Net cash provided by operations decreased by $62,958, from $153,171 for the three months ended March 31, 2006, to $90,213 for the three months ended March 31, 2007. The decrease in cash provided by operations was primarily due to the decrease in payments received from the operator against accounts receivable.

Net cash used by investing activities during the three months ended March 31, 2007, was $6,139, as compared to $41,071 in the corresponding period of the prior year. The change is due to the investments the Company made in the quarter ended March 31, 2006 related to the recompletion of the wells in Louisiana.

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

On May 7, 2007, we entered into an agreement with Emerald dated as of May 7, 2007, pursuant to which we agreed to further extend and renew the note and the warrant. Under the terms of the agreement, the maturity date of the note was extended from January 10, 2008 to July 10, 2008 and Emerald's right to convert the note and all accrued interest on the note into common stock at a price of $.70 per share was extended until any time prior to July 10, 2008. The term of the warrant was also extended from May 10, 2007 to May 10, 2008.

On January 3, 2006, we entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation, dated as of November 30, 2005, pursuant to which we agreed to terminate the lease for our former offices in Jersey City, New Jersey. Under the terms of the agreement, we paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249 and 200,000 shares of Series C preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matures on November 29, 2007 and bears interest at a rate of 7% per annum. Payment and performance under the promissory note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B Preferred Stock that it holds to 116 Newark. 116 Newark has the right to include any shares of common stock received upon conversion of the Series C preferred stock and upon conversion of the pledged shares as part of any registration statement that we may file in connection with any public offering of our securities (excluding registration statements on Forms S-4 and S-8).

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

Based on our evaluations, we did not record impairment charges related to our investments in non-publicly traded companies during the quarter ended March 31, 2007. The total investment in non-public companies was $50,000 as of March 31, 2007.

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

Forward-Looking Statements

Some of the statements in this report are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions that are not statements of historical fact. You can identify these statements by the following words:

- "may"
- "will"
- "should"
- "estimates"
- "plans"
- "expects"
- "believes"
- "intends"

and similar expressions. We cannot guarantee our future results, performance or achievements. Our actual results and the timing of corporate events may differ significantly from the expectations discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward- looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, our limited operating history, history of losses, need to raise additional capital, the high risk nature of our business, and other risks described in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 3. Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation our disclosure controls and procedures were effective at that time.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred in the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6. Exhibits

10.1 Agreement by and between GSV, Inc. and D. Emerald Investments Ltd. dated as of May 7, 2007.

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

Date:  May 15, 2007                  By: /s/ Gilad Gat
                                         -------------
                                    Gilad Gat
                                    Chief Executive Officer
                                    (principal executive officer)
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.     Description

10.1 Agreement by and between GSV, Inc. and D. Emerald Investments Ltd. dated as of May 7, 2007.

31.1 Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.