Form 10QSB
period 2007-06-30
GSV INC
filed 2007-08-14
CIK 1051591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the transition period from __________ to __________

Commission File Number 0-23901

GSV, INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3979226 (I.R.S. Employer Identification No.)

191 Post Road West, Westport, CT 06880
(Address of principal executive offices)

(203) 221-2690
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 8, 2007, there were 7,502,703 shares of common stock outstanding, excluding 168,592 shares held in Treasury.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒.

GSV, INC. AND SUBSIDIARIES

INDEX TO FORM 10-QSB

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Consolidated Balance Sheet at June 30, 2007	3

Consolidated Statements of Operations for the Six Months and Three Months ended June 30, 2007 and 2006	4-5

Consolidated Statements of Cash Flows for the Six Months ended June 30, 2007 and 2006	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 6. Exhibits	18

SIGNATURES	19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GSV, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$190,431
Accounts receivable and other current assets	184,694

Total current assets	375,125
Investments:
Internet related	50,000
Geologic studies	2,316,721
Oil & gas wells, net accumulated depletion	128,296

Property and equipment, net of accumulated depreciation	924

Total assets	$2,871,066

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$99,320
Notes payable - current	556,249
Other current liabilities	54,506
Accrued interest	113,830

Total current liabilities	823,905

Long term note payable	200,000

Total liabilities	1,023,905

STOCKHOLDERS' EQUITY
Series B Preferred stock, $0.001 par value; 1,500,000 shares authorized; 1,500,000 shares issued and oustanding	1,500

Series C Preferred stock, $ 0.001 par value; shares authorized; 200,000 shares issued and oustanding	200

Common Stock, $0.001 par value; 75,000,000 shares authorized; 7,671,303 issued; 7,502,703 outstanding	7,671

Additional paid-in capital	41,048,955
Treasury stock	(558,998)
Accumulated deficit	(38,652,167)

Total stockholders' equity	1,847,161

Total liabilities and stockholders' equity	2,871,066

The accompanying notes are an integral part of the financial statements.

GSV, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006

Revenues from oil and gas investments	$355,112	$62,187
General and administrative expenses	241,556	193,029

Income (loss) from operations before other income and expenses	113,556	(130,842)

Interest expense	(28,469)	(28,469)

NET INCOME (LOSS)	$85,087	$(159,311)

Net income (loss) per common share:
Income (loss) per common share from operations - basic	$0.01	$(0.02)

Weighted average common shares outstanding, basic	7,502,703	7,472,703

The accompanying notes are an integral part of the financial statements.

GSV, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006

Revenues from oil and gas investments	$204,969	$68,176
General and administrative expenses	129,402	107,297

Income (loss) from operations before other income and expenses	75,568	(39,121)

Interest expense	(14,234)	(14,234)

NET INCOME (LOSS)	$61,333	$(53,355)

Net income (loss) per common share:

Income (loss) per common share from operations - basic	$0.01	$(0.01)

Weighted average common shares outstanding, basic	7,502,703	7,472,703

The accompanying notes are an integral part of the financial statements.

GSV, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$85,087	$(159,311)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Preferred Stock issued for settlement	0	30,000
Depreciation	1,500	1,500
Depletion	88,752	21,192
Changes in operating assets and liabilities
Account receivable and other current assets	(80,719)	173,549
Accounts payable and other current liabilities	80,364	279,476

Net cash provided by operating activities	174,985	346,406

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment - oil and gas wells	(22,813)	(77,852)

Net cash used in investing activities	(22,813)	(77,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	0	(200,000)

Net cash used in financing activities	0	(200,000)

Net change in cash	152,172	68,554

CASH AND CASH EQUIVALENTS, BEGINNING	38,260	171,738

CASH AND CASH EQUIVALENTS, ENDING	$190,431	$240,292

The accompanying notes are an integral part of the financial statements.

GSV, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

GSV Inc. (the “Company”) manages investments in oil and gas assets. The Company has been pursuing opportunities in the alternative energies arena, specifically in the biodiesel sector. The Company also has limited Internet investments with a carrying value of $50,000 as of June 30, 2007.

Effective June 1, 2002, the Company acquired working interests in two oil and gas wells in the state of Louisiana pursuant to an asset purchase agreement with Polystick U.S. Corporation (“Polystick”), a privately held New York corporation. Additionally, the Company acquired an option, including a right of first refusal, to purchase other oil and gas properties held by Polystick U.S. Corp. The consideration consisted of $550,000 in cash and 850,000 shares of the Company’s common stock valued at $0.25 per share.

On July 21, 2003, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Polystick, Cybershop, L.L.C., a New Jersey limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and Polystick Oil & Gas, Inc., a Delaware corporation and a wholly-owned subsidiary of Polystick (“POGI”), pursuant to which, on the same day, POGI was merged into Merger Sub (the “Merger”) and in consideration thereof the Company issued to Polystick 4,500,000 shares of common stock and 1,500,000 shares of Series B convertible preferred stock.

As a result of the Merger, the Company, through Merger Sub, acquired interests in certain oil and gas properties in Texas and an undivided one-third interest in Century Royalty LLC (“Century Royalty”), a Texas limited liability company that manages the oil and gas properties in Texas plus an additional interest in the Louisiana properties in which the Company already held an interest. Century Royalty also holds the rights to certain geologic studies.

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

On February 9, 2006, production from the wells in Louisiana was suspended temporarily because the water level had risen in one of the wells. On or about May 8, 2006 work to recomplete the wells in a different sand zone was completed and production was restarted. The Company’s share of the costs of recompletion, which was about $70,300, was deducted from the royalty payments the Company received from the operator. Also, because of the delay between sales of gas by the operator and the Company’s receipt of royalty payments from the operator, the temporary suspension of production had the effect of reducing the Company’s royalty revenues for the second and the third quarters of 2006.

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

On October 5, 2006, the Company announced the successful completion of drilling in the first prospect, located in Liberty County, Texas. The operators have since decided that it is unnecessary to drill the second prospect as the first well will be sufficient to tap the reserves identified. The pipeline tie-in of the “Friendswood No. 2 RE” gas well was completed successfully in June 2007. The operators are currently examining ways to increase the pressure of the flow of gas from the well in order to sell gas through the pipeline. Once a steady flow is established the Company is expecting to receive an independent engineering report to establish the estimated size and projected cash flow to be generated by the well. Based on initial reports, the company expects that up to four additional wells may be required to obtain maximum flow from the anticipated reserves. Century Royalty and its partners are preparing to commence drilling a second well near “Friendswood No. 2 RE” in the near future.

In October 2006, the Company granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data. In return the Company received a 2% carried interest in the proposed well until completion and a 2% working interest thereafter. The “Shirley Gay” well was completed in March 2007 and is waiting for pipeline tie-in. Through June 30, 2007, the Company’s expenses related to the completion of the “Shirley Gay” well total $22,863. Production is expected to commence shortly after pipeline tie-in connections are completed. The Company is currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

The Company’s management has little practical experience in the oil and gas industry. The Company’s management relies to a great extent on the employees of Century Royalty LLC to monitor and implement strategy with respect to our oil and gas assets. The inexperience of the Company’s management may detrimentally affect the Company’s operations and results because, for example, it could prevent the Company from taking advantage of opportunities that arise on a timely basis or cause the Company to take actions that a more experienced management team might determine are not in the Company’s best interests.

2. Basis of Presentation

The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for complete financial statements are not included. These financial statements should be read in conjunction with the financial statements and accompanying notes for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (consisting primarily of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

The Company has incurred substantial operating losses, resulting in an accumulated deficit of $38,652,167 as of June 30, 2007. Its current investments are limited to certain oil and gas producing properties in Louisiana and an interest in Century Royalty. Century Royalty’s primary asset consists of geologic studies to exploit oil and gas properties. One prospect, “Friendswood No. 2 RE”, has been successfully completed and in June 2007 was successfully tied in to the pipeline. The operators are currently examining ways to increase the pressure of the flow of gas from the well in order to sell gas through the pipeline. The Company expects that once a steady flow has been established, the Company will receive an independent engineering report to establish the estimated size and projected cash flow to be generated by the well. Based on initial reports, the Company expects that up to four additional wells may be required to obtain maximum flow from the anticipated reserves. Century Royalty and its partners are preparing to commence drilling a second well near “Friendswood No. 2 RE” in the near future. Timing of work on the second well is dependent on stabilization of “Friendswood No. 2 RE.”

In recent periods cash flows from the Company’s oil and gas investments have been sufficient to enable the Company to fund its operating, investing and financing needs. However, the Company will be required to obtain additional financing to fund drilling and development to recover its investment in geologic studies and to pay certain indebtedness as it becomes due. There is no assurance that the Company will obtain additional adequate financing nor is there any assurance that proved reserves will be discovered. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3. Recent Accounting Pronouncements

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. FIN 48 clarifies and sets forth consistent rules for accounting for uncertain income tax positions in accordance with FAS 109, Accounting for Income Taxes. There was no cumulative effect of applying the provisions of this interpretation.

As of December 31, 2006, the Company had $7.4 million of unrecognized tax benefits. There have been no significant changes to the amount of unrecognized tax benefits from the date of adoption through June 30, 2007, nor does the Company reasonably expect any significant changes to occur within the next twelve months.

4. Investments

The Company has made investments in four internet-related companies that have been accounted for using the cost method. Such investments are reviewed periodically for impairment. Impaired investments have been written down to a nominal amount.

The Company acquired working interests in two oil and gas wells effective June 1, 2002 for $550,000 in cash and common stock of the Company valued at $212,500, for a total investment of $762,500. The asset is depleted on a periodic basis using the units of production method. In the fourth quarter of 2002, the properties exhibited a marked decrease in the volume of oil and gas produced. On May 20, 2004, the Company elected to participate in re-completion of one of the wells in Louisiana. The work was successfully completed on June 10, 2004. The total cost to the Company was $74,063. The Company has seen an increase in revenues as a result of the re-completion of this well. Production from the wells in Louisiana was suspended temporarily on or about February 9, 2006, because the water level had risen in one of the wells. On or about May 8, 2006, work to recomplete the wells in a different sand zone was completed and production was restarted. The wells returned to full production at the beginning of July 2006. The Company’s share of the costs of recompletion, which was about $70,300, was deducted from the royalty payments the Company received from the operator. Also, because of the delay between sales of gas by the operator and the Company’s receipt of royalty payments from the operator, the Company’s royalty revenues were reduced in the quarter ended September 30, 2006. On November 1, 2006, Southwestern Energy Production Company, the operator of the wells, designated White Oak Operating Company LLC to be the operator of the wells. An independent reserve study performed, effective January 2007, estimated that the remaining reserve in the wells including PDP and PDNP, net of expenses and discounted at 10%, was $594,114.

On July 21, 2003, the Company entered into the Merger Agreement, pursuant to which, on the same day, POGI was merged into Merger Sub and in consideration thereof the Company issued to Polystick 4,500,000 shares of common stock and 1,500,000 shares of Series B convertible preferred stock. Each share of Series B convertible preferred stock is convertible at any time at the holder’s option into a number of shares of common stock equal to $1.00 divided by the conversion price then in effect. The conversion price is initially $1.00. No dividends are payable on the Series B convertible preferred stock, except that in the event dividends are declared with respect to common stock, each holder of shares of Series B convertible preferred stock shall be entitled to receive an amount equal to the amount of dividends that would have been paid on the shares of common stock issuable upon conversion of such shares of Series B convertible preferred stock had such shares been converted into common stock immediately before such dividend was declared. Upon any Liquidation Event, the holders of the outstanding Series B convertible preferred stock will be entitled to be paid an amount equal to $1.00 per share plus the amount of any declared and unpaid dividends thereon. If upon any Liquidation Event, the net assets of the Company are insufficient to permit payment in full of such preferential amount to the holders of Series B convertible preferred stock, then the entire net assets of the Company will be distributed ratably among the holders of the Series B convertible preferred stock.

In connection with and as a condition to the Merger, the Company redeemed all of its existing outstanding Series A convertible preferred stock, par value $0.001 per share, for $400,001 plus dividends payable. The Company paid $263,801 of the redemption price in cash and $200,000 by a full recourse promissory note bearing interest at a rate of 8% per annum and due September 4, 2004, secured by a lien on all of the Company’s assets. The maturity date of the note has been extended to September 1, 2007.

As a result of the merger, the Company acquired through Cybershop L.L.C., interests in certain oil and gas properties in Texas and an undivided one-third interest in Century Royalty, which manages the oil and gas properties in Texas, plus an additional interest in the Louisiana properties in which the Company already held an interest. Century Royalty also holds the rights to certain geologic studies that are included in other long term assets on the accompanying balance sheet. These geologic studies are currently being carried without amortization, since the data relates to properties that are currently under evaluation, but for which there are yet no established reserves. On June 28, 2006, the working interest partnership of which Century Royalty is a member commenced drilling on one of the prospects and planned to commence drilling on a second prospect once the first was completed. The costs of drilling these prospects were expected to exceed Century Royalty’s carried interest in the working interest partnership. On June 20, 2006, the Company agreed to contribute a maximum of $100,000 towards the drilling of the first prospect and decrease its working interest in these two prospects to 11.918%.

On October 5, 2006, the Company announced the successful completion of drilling in the first prospect, located in Liberty County, Texas. The operators have since decided that it is unnecessary to drill the second prospect as the first well will be sufficient to tap the reserves identified. Production is expected to commence shortly after pipeline tie-in connections are completed. The pipeline tie-in of the “Friendswood No. 2 RE” gas well was completed successfully in June 2007. The operators are currently examining ways to increase the pressure of the flow of gas from the well in order to sell gas through the pipeline. Once a steady flow is established, the Company is expecting to receive an independent engineering report to establish the estimated size and projected cash flow to be generated by the well. Based on initial reports, the Company expects that up to four additional wells may be required to obtain maximum flow from the anticipated reserves. Century Royalty and its partners are preparing to commence drilling a second well near “Friendswood No. 2 RE” in the near future.

In October 2006, the Company granted one of the members in the Texas joint interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return the Company received a 2% carried interest in the proposed well until completion and a 2% working interest thereafter. The “Shirley Gay” well was completed in the beginning of March 2007 and is waiting for pipeline tie-in. Through June 30, 2007, the Company’s expenses in the completion of the well totaled $22,863. Production is expected to commence shortly after pipeline tie-in connections are completed. The Company is currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

The working interest partnership began a drilling program for the subject properties in 2006. If the drilling program is not successful, the Company will likely record an impairment loss of some or all of the carrying value of its geologic studies.

5. Stockholders’ Equity

There were no changes to stockholders’ equity during the quarter ended June 30, 2007.

6. Net Loss Per Common Share

Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted-average common shares outstanding. Potential dilution related to the warrant was excluded because it was anti-dilutive.

7. Lease Termination and Issuance of Series C Preferred Stock

On January 3, 2006, the Company entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation, dated as of November 30, 2005, pursuant to which the Company agreed to terminate the lease for its former offices in Jersey City, New Jersey. Under the terms of the agreement, the Company paid 116 Newark $70,000 in cash, and issued a promissory note in the principal amount of $356,249 and 200,000 shares of Series C Preferred Stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matures on November 29, 2007 and bears interest at a rate of 7% per annum. Payment and performance under the promissory note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of the Company’s Series B preferred stock that it holds to 116 Newark. The estimated fair value of the 200,000 shares of Series C Preferred Stock was $30,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Prior to June 2001, we had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of June 30, 2007, these investments were valued at approximately 1.8% of the total value of our assets. We are continuing to investigate whether or not there are any business prospects through which material value can be realized from the remaining Internet investments.

Effective June 1, 2002, we acquired working interests in two oil and gas wells in the state of Louisiana pursuant to an asset purchase agreement with Polystick U.S. Corporation (“Polystick”), a privately held New York corporation. The consideration consisted of $550,000 in cash and 850,000 shares of our common stock valued at $0.25 per share. Additionally, we acquired a one-year option valued at $80,210, including a right of first refusal, to purchase other oil and gas properties held by Polystick.

On July 21, 2003, we entered into an Agreement and Plan of Merger with Polystick, Cybershop, a New Jersey limited liability company and wholly-owned subsidiary of GSV, Inc. (“Cybershop”) and Polystick Oil & Gas, Inc., a Delaware corporation and wholly-owned subsidiary of Polystick (“POGI”), pursuant to which, on the same day, POGI was merged into Cybershop and in consideration thereof we issued to Polystick 4,500,000 shares of our common stock and 1,500,000 shares of our Series B convertible preferred stock.

As a result of the merger we acquired, through Cybershop, interests in certain oil and gas properties in Texas and an interest in Century Royalty LLC (“Century Royalty”), a Texas limited liability company that manages the oil and gas properties in Texas plus an additional interest in the Louisiana properties in which we already held an interest. Century Royalty also holds the rights to certain geologic studies. Century Royalty has a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $1.25 million of investment, whichever comes first. Century Royalty has a 20% participation interest in all subsequent wells drilled in the first 5 prospects. As these agreements have expired, they relate only to prospects for which leases have already been taken and have not expired. We are entitled to the first $4,168,659 of net income in Century Royalty and to 75% of net income thereafter. We have already received $942,012 of this amount as of June 30, 2007. Due to the existence of these revenue overrides, the operations of Century Royalty are included in the accompanying statements of operations.

On June 28, 2006, the working interest partnership of which Century Royalty is a member commenced drilling on one of the prospects and planned to drill on a second prospect once the first was completed. The costs of drilling these prospects were expected to exceed Century Royalty’s carried interest in the working interest partnership. On June 20, 2006, we agreed to contribute a maximum of $100,000 towards the drilling of these two prospects and decrease our working interest in these two prospects to 11.918%.

On October 5, 2006, we announced the successful completion of drilling in the first prospect, located in Liberty County, Texas. The operators have since decided that it is unnecessary to drill the second prospect as the first well will be sufficient to tap the reserves identified. The pipeline tie-in of the “Friendswood No. 2 RE” gas well was successfully completed in June 2007. The operators are currently examining ways to increase the pressure of the flow of gas from the well in order to sell gas through the pipeline. Once a steady flow has been established, we expect to receive an independent engineering report to establish the estimated size and projected cash flow to be generated by the well. Based on initial reports, we expect that up to four additional wells may be required to obtain maximum flow from the anticipated reserves. Century Royalty and its partners are preparing to commence drilling a second well near “Friendswood No. 2 RE” in the near future. Timing of work on the second well is dependent on satisfaction of “Friendswood No. 2 RE.”

In October 2006, we granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return, we received a 2% carried interest in the proposed well until completion, and a 2% working interest thereafter. The “Shirley Gay” well was completed in the beginning of March 2007 and is waiting for pipeline tie-in. Through June 30, 2007, our expenses related to completion of the “Shirley Gay” well total $22,863. Production is expected to commence shortly after pipeline tie-in connections are completed. We are currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

Our management has little practical experience in the oil and gas industry. Our management relies to a great extent on the employees of Century Royalty LLC to monitor and implement strategy with respect to our oil and gas assets. Our management’s inexperience may detrimentally affect our operations and results because, for example, it could prevent us from taking advantage of opportunities that arise on a timely basis or cause us to take actions that a more experienced management team might determine are not in our best interests.

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

Each share of Series B convertible preferred stock is convertible at any time at the holder’s option into a number of shares of common stock equal to $1.00 divided by the conversion price then in effect. The terms upon which the Series B convertible preferred stock may be converted into common stock are set forth in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock filed by us with the Secretary of State of the State of Delaware on July 18, 2003 (“Series B Certificate of Designations”). As of June 30, 2007, the Series B convertible preferred stock owned by Polystick was convertible into 1,500,000 shares of common stock.

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

In June 2001, we sublet to Nekema.com our former offices in Jersey City, New Jersey through December 31, 2008. The rent on the sublease was guaranteed by Lumbermens Mutual Casualty Company, d/b/a Kemper Insurance Company, until May 2003. In September 2002 Nekema ceased business operations and defaulted on the sublease. Kemper Insurance Company made all payments of rent due under the sublease through May 2003. We ceased paying rent under the lease for this space in July 2003. On May 5, 2004, we filed a proof of claim against Nekema’s estate in the United States Bankruptcy Court for the Southern District of New York. The proof of claim was for the total sum of $421,455 as permitted by law and the court approved a settlement of $363,049. On November 15, 2005, the trustee in the bankruptcy filed a notice of filing of final accounts. On February 15, 2006, we received $22,301 in settlement of our claim.

On January 3, 2006, we entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation (“116 Newark”), dated as of November 30, 2005, pursuant to which we agreed to terminate the lease for our former offices in Jersey City, New Jersey. Under the terms of the agreement, we paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249 and 200,000 shares of Series C preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matures on November 29, 2007 and bears interest at a rate of 7% per annum. Payment and performance under the promissory note has been guaranteed by Polystick U.S. Corporation and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B Preferred Stock that it holds to 116 Newark.

Each share of Series C preferred stock is convertible at any time into a number of shares of common stock equal to $1.00 divided by the conversion rate then in effect. The terms upon which the Series C convertible preferred stock may be converted into common stock are set forth in the Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock filed by us with the Secretary of State of the State of Delaware on January 3, 2006 (“Series C Certificate of Designations”). As of June 30, 2007, the Series C convertible preferred stock owned by 116 Newark was convertible into 200,000 shares of common stock.

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

The Series C Certificate of Designations provides that so long as any shares of Series C convertible preferred stock are outstanding, we will not, without the written approval of the holders of at least a majority of the then-outstanding Series C convertible preferred stock, (i) issue any additional shares of Series C convertible preferred stock, or (ii) issue any Senior Stock or Parity Stock (as such terms are defined in the Series C Certificate of Designations), unless such Senior Stock or Parity Stock is to be issued in exchange for (A) cash or services rendered or to be rendered by parties who are not our Affiliates (as defined in the Series C Certificate of Designations), in either case having a value greater than the aggregate liquidation preference of such Senior Stock or Parity Stock, or (B) equity securities or assets of one or more businesses that are not our Affiliates, in either case having a value that is equal to or greater than the aggregate liquidation preference of such Senior Stock or Parity Stock. The Series C convertible preferred stock has no other voting rights except as provided by applicable law.

Results of Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Revenues: Revenues for the quarter increased by $136,793, or 201%, to $204,969 in 2007 from $68,176 in 2006. This increase was due to the increase in production in the Louisiana well.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, depletion and general corporate expenses. General and administrative expenses increased by $22,105, or 20.6%, to $129,402 in the quarter ended June 30, 2007 from $107,297 in the quarter ended June 30, 2006, primarily as a result of the increase in depletion.

Interest expense: Interest expense for the quarter ended June 30, 2007 was unchanged from the corresponding period of the preceding year, and amounted to $14,234.

Net Income (loss): Income from operations increased by $114,688 from a loss of $53,355 in the second quarter of 2006, or ($0.01) per basic and diluted common share, to income of $61,333 in the second quarter of 2007, or $0.01 per basic and diluted common share.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Revenues: Revenues for the period increased by $292,925, or 471%, to $355,112 in 2007 from $62,187 in 2006. This increase was due to an increase in production from the Louisiana well.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, depletion and general corporate expenses. General and administrative expenses increased by $48,527, or 25%, to $241,556 in the six months ended June 30, 2007 from $193,029 in the six months ended June 30, 2006, primarily as a result of the increase in depletion.

Interest expense: Interest expense for the six months ended June 30, 2007 was unchanged from the corresponding period of the prior year, and amounted to $28,469.

Net Income (loss): Income from operations increased by $244,398 from a loss of  $159,311 in the first six months of 2006, or ($0.02) per basic and diluted common share, to income of $85,087 in the first six months of 2007, or $0.01 per basic and diluted common share.

Liquidity and Capital Resources

Net cash provided by operations decreased by $171,421, from $346,406 for the six months ended June 30, 2006, to $174,985 for the six months ended June 30, 2007. The decrease in net cash provided by operations was primarily due to decrease in accounts receivable and accounts payable and other current liabilities, offset by increase in net income.

Net cash used in investing activities during the six months ended June 30, 2007, was $22,813, as compared to $77,852 in the corresponding period of the prior year. The Company has invested less in additional oil and gas retesting in 2007 as compared to 2006.

Net cash used in financing activities during the six months ended June 30, 2007, was $0 compared to $200,000 for the same period in the prior year. This is attributable to a payment made on a note payable in the six months ended June 30, 2006.

In 2003, we issued to Polystick 4,500,000 shares of common stock and 1,500,000 shares of Series B convertible preferred stock valued at $2,625,000 to acquire assets in a non-cash transaction.

On February 11, 2004, we borrowed $25,000 from Brooks Station Holdings, Inc., a private investment corporation (“Brooks Station”). In partial consideration for the loan, we issued 100,000 shares of common stock to Brooks Station. On March 18, 2004, we borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. Each loan was evidenced by a promissory note bearing interest at 8% per annum secured by a lien on all of our assets. On September 20, 2004, we negotiated an extension of the maturity of the notes from their original maturity date of September 1, 2004 to March 1, 2005. On March 10, 2005, we repaid the note issued on February 11, 2004 and negotiated an extension of the maturity of the note dated March 18, 2004 to September 1, 2005. We also extended to the same date the maturity of an 8% secured promissory note we issued to Brooks Station on July 21, 2003 in the principal amount of $200,000. On August 31, 2005, we repaid the March 18, 2004 note and negotiated an extension of the maturity date of the July 21, 2003 note to March 1, 2006. On March 20, 2006, we repaid $20,000 of the accrued and unpaid interest on the July 21, 2003 note and negotiated an extension of the maturity date of the note to September 1, 2006. On September 20, 2006, we negotiated an extension of the maturity date of the note to March 1, 2007. On March 1, 2007, we negotiated an extension of the maturity date of the note to September 1, 2007.

On May 11, 2004, we sold a convertible promissory note in the principal amount of $200,000 and a warrant to purchase up to 1,142,857 shares of our common stock at a price of $.70 per share to D. Emerald Investments Ltd., a private investment corporation (“Emerald”). The note bears interest at the rate of 8% per annum and is convertible into shares of our common stock at a price of $.70 per share. The aggregate purchase price of these securities was $200,000. In connection with the sale of these securities we agreed that if Emerald exercises the warrant in full and converts the convertible note in full, then, at Emerald’s request, we will appoint a person designated by Emerald to our Board of Directors and, in addition, for so long as Emerald holds at least eighty-five percent (85%) of the common stock issued upon such exercise and conversion, we will nominate such person (or a different person designated by Emerald) to be reelected to the Board of Directors in connection with any meeting of our stockholders at which directors are to be elected. We also agreed that within 120 days of the exercise of the warrant and/or conversion of the note for an aggregate of at least 428,572 shares of common stock (subject to adjustment for dilutive events as set forth in the warrant and the note) we will register all of the shares issuable upon conversion of the note and exercise of the warrant under the Securities Act of 1933. Additionally, we granted Emerald rights to have the shares included in other registration statements we may file for the public offering of our securities for cash proceeds. In 2004, we recorded an expense of $129,000 for the value of the warrants and the conversion feature of the note calculated using the Black-Scholes method.

Our principal stockholder, Polystick, entered into a guaranty and a pledge agreement with Emerald under which Polystick pledged 200,000 shares of our Series B convertible preferred stock as collateral security for the note. Polystick also entered into a voting agreement with Emerald under which Polystick agreed that if we fail to fully and timely fulfill our obligations to appoint or nominate a representative for election to our board of directors, then, at Emerald’s request, Polystick will vote its shares of Series B convertible preferred stock in favor of a nominee designated by Emerald in any election of directors occurring during such time and for so long as Emerald holds at least 85% of the common stock issued upon exercise of the warrant and conversion of the note. Polystick also agreed that, provided that Polystick continues to have the right to designate and elect three directors to our board of directors under the terms of the Series B convertible preferred stock, any such nominee will count as one of such directors. Additionally, Polystick agreed to use all its power and authority as provided by our by-laws and the Series B convertible preferred stock to convene, at Emerald’s request, meetings of stockholders as may be necessary to elect Emerald’s nominee to the board of directors.

On July 3, 2005, we entered into an agreement with Emerald dated as of May 10, 2005, pursuant to which we agreed to extend and renew the note and the warrant. Under the terms of the agreement, the maturity date of the note was extended from May 10, 2006 to May 10, 2007 and Emerald’s right to convert the note and all accrued interest on the note into common stock at a price of $.70 per share was extended until any time prior to May 10, 2006. The term of the warrant was also extended from May 10, 2005 to May 10, 2006.

On July 11, 2006, we entered into an agreement with Emerald dated as of May 10, 2006, pursuant to which we agreed to further extend and renew the note and the warrant. Under the terms of the agreement, the maturity date of the note was extended from May 10, 2007 to January 10, 2008 and Emerald’s right to convert the note and all accrued interest on the note into common stock at a price of $.70 per share was extended until any time prior to May 10, 2007. The term of the warrant was also extended from May 10, 2006 to May 10, 2007.

On May 7, 2007, we entered into an agreement with Emerald dated as of May 7, 2007, pursuant to which we agreed to further extend and renew the note and the warrant. Under the terms of the agreement, the maturity date of the note was extended from January 10, 2008 to July 10, 2008 and Emerald’s right to convert the note and all accrued interest on the note into common stock at a price of $.70 per share was extended until any time prior to July 10, 2008. The term of the warrant was also extended from May 10, 2007 to May 10, 2008.

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

We believe that our existing capital resources will enable us to maintain our operations at existing levels for at least the next 12 months, assuming that we can extend the maturities of the notes we issued to Brooks Station, Emerald and 116 Newark beyond the next 12 months. However, it is difficult to project our capital needs. We cannot assure you that any additional financing or other sources of capital will be available to us upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on our business, financial condition and operating results.

Critical Accounting Policies and Use of Estimates

The Company's discussion and analysis of financial condition and results of operations are based on the condensed financial statements. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them. The Company's critical accounting policies and estimates include those related to oil and natural gas activities, full cost method, proved oil and natural gas reserves, depletion reserves, future development and abandonment costs, asset retirement obligations, and valuation of investment in non-publicly traded companies. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional information about the Company's critical accounting policies and estimates, see Note 2 to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2006. There were no significant changes in critical accounting policies and estimates during the three months ended June 30, 2007.

New accounting pronouncements and the Company's assessment of their impact on the financial statements are disclosed in Note 3 to the notes to consolidated financial statements contained herein.

Item 3. Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation our disclosure controls and procedures were effective at that time.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred in the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2007	By:	/s/ Gilad Gat
Gilad Gat
Chief Executive Officer
(principal executive officer)
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002