Form 10QSB
period 2007-09-30
GSV INC
filed 2007-11-14
CIK 1051591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                For the quarterly period ended September 30, 2007

                                       OR

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934

             For the transition period from              to
                                            ------------    ------------

                         Commission File Number 0-23901

                                    GSV, INC.

        (Exact name of small business issuer as specified in its charter)

                   Delaware                                                         13-3979226
(State or other jurisdiction of incorporation                           (I.R.S. Employer Identification No.)
               or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2007, there were 7,502,703 shares of common stock outstanding, excluding 168,592 shares held in Treasury.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

                           GSV, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                                                                 Page
                                                                                Number

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Consolidated Balance Sheet at September 30, 2007                         3-4

         Consolidated Statements of Operations for the
         Nine Months and Three Months ended September 30, 2007 and 2006            5

         Consolidated Statements of Cash Flows for the
         Nine Months ended September 30, 2007 and 2006                             6

         Notes to Unaudited Consolidated Financial Statements                     7-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     12-15

         Liquidity, Capital Resources and Critical Accounting
         Policies and Use of Estimates                                           15-17

Item 3.  Controls and Procedures                                                  18

PART II.  OTHER INFORMATION                                                       19

Item 6.  Exhibits                                                                 19

SIGNATURES                                                                        20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           GSV, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2007
                                   (Unaudited)

        ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                               $       257,682
        Accounts receivable and other current assets                                    150,485
                                                                                ----------------
                Total current assets                                                    408,168
   Investments:
        Internet related                                                                 50,000
        Geologic studies                                                              2,316,721
        Oil and gas wells, net of accumulated depletion                                  70,475

        Property and equipment, net of accumulated depreciation                             174
                                                                                ----------------

                Total assets                                                    $     2,845,537
                                                                                ================

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable                                                        $        66,595
        Notes payable                                                                   736,249
        Other current liabilities                                                        89,184
        Accrued interest                                                                108,064
                                                                                ----------------

                Total current liabilities                                             1,000,093
                                                                                ----------------

                Total liabilities                                                     1,000,093

STOCKHOLDERS' EQUITY
        Series B Preferred stock, $0.001 par value;
        1,500,000 shares authorized; 1,500,000 shares issued and outstanding              1,500

        Series C Preferred stock, $ 0.001 par value;
        200,000 shares authorized; 200,000 shares issued and outstanding                    200

        Common Stock, $0.001 par value; 75,000,000 shares authorized;
        7,671,303 shares issued; 7,502,703 shares outstanding                             7,671

        Additional paid-in capital                                                   41,048,955
        Treasury stock (168,600 shares)                                                (558,998)
        Accumulated deficit                                                         (38,653,883)
                                                                                ----------------

                Total stockholders' equity                                            1,845,444
                                                                                ----------------

                Total liabilities and stockholders' equity                      $     2,845,537
                                                                                ================

    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                                                                    2007                    2006
                                                                                -----------             -----------
Revenues from oil and gas investments                                           $  578,227              $  157,056
General and administrative expenses                                                452,153                 303,435
                                                                                -----------             -----------

        Income (loss) from operations                                              126,074                (146,379)

   Interest expense                                                                (42,703)                (42,703)
                                                                                -----------             -----------

        NET INCOME (LOSS)                                                       $   83,371              $ (189,082)
                                                                                ===========             ===========

Net income (loss) per common share:
Income (loss) per common share from operations - basic                          $     0.01              $    (0.03)
                                                                                ===========             ===========

Income (loss) per common share from operations - fully diluted                  $     0.01              $       --
                                                                                ===========             ===========

Weighted average common shares outstanding, basic                                7,502,703               7,472,703
                                                                                ===========             ===========

    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Three Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                                                                    2007                    2006
                                                                                -----------             -----------
Revenues from oil and gas investments                                           $  223,115              $   94,869
General and administrative expenses                                                210,597                 110,406
                                                                                -----------             -----------

Income (loss) from operations                                                       12,518                 (15,538)

Interest expense                                                                   (14,234)                (14,234)
                                                                                -----------             -----------

        NET LOSS                                                                $   (1,716)             $  (29,772)
                                                                                ===========             ===========
Net loss per common share:

Loss per common share from operations - basic                                   $     0.00              $    (0.00)
                                                                                ===========             ===========

Weighted average common shares outstanding, basic                                7,502,703                7,472,703
                                                                                ===========             ===========

    The accompanying notes are an integral part of the financial statements.

                           GSV, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                                                                    2007                    2006
                                                                                -----------             -----------
OPERATING ACTIVITIES
Net Income (loss)                                                               $   83,371              $ (189,082)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Preferred Stock issued for settlement                                                --                  30,000
   Depreciation                                                                      2,250                   2,250
   Depletion                                                                       208,339                  60,232
   Changes in operating assets and liabilities
      Account receivable and other current assets                                  (46,510)                164,203
      Accounts payable and other current liabilities                                76,552                  50,809
                                                                                -----------             -----------

         Net cash provided by operating activities                                 324,001                 118,412

INVESTING ACTIVITIES:
Investment in oil and gas wells                                                    (84,578)               (170,389)
                                                                                -----------             -----------

         Net cash used in investing activities                                     (84,578)               (170,389)

FINANCING ACTIVITIES
Repayment of notes payable                                                         (20,000)                     --
                                                                                -----------             -----------

         Net cash used in financing activities                                     (20,000)                     --
                                                                                -----------             -----------

         Net change in cash                                                        219,423                 (51,977)

CASH AND CASH EQUIVALENTS, BEGINNING                                                38,260                 171,738
                                                                                -----------             -----------

CASH AND CASH EQUIVALENTS, ENDING                                               $  257,682              $  119,761
                                                                                ===========             ===========

    The accompanying notes are an integral part of the financial statements.

GSV, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the Business

GSV, Inc. (the "Company") manages investments in oil and gas assets. The Company has been pursuing opportunities in the alternative energies arena, specifically in the biodiesel sector. The Company also has limited Internet investments with a carrying value of $50,000 as of September 30, 2007.

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

On May 20, 2004, the Company elected to participate in re-completion of one of the wells in Louisiana. The work was successfully completed on June 10, 2004. The total cost to the Company was $74,063. The Company has realized an increase in revenues as a result of the re-completion of this well.

On November 1, 2004, the working interest partnership of which Century Royalty is a member started work on a re-entry prospect in Texas. After reaching 6,000 feet and logging, the partnership determined that it was not economical to complete the well and on November 8, 2004, decided to plug and abandon the well.

On February 9, 2006, production from the wells in Louisiana was suspended temporarily because the water level had risen in one of the wells. On or about May 8, 2006, work to recomplete the wells in a different sand zone was completed and production was restarted. The Company's share of the costs of recompletion, which was about $70,300, was deducted from the royalty payments the Company received from the operator. Also, because of the delay between sales of gas by the operator and the Company's receipt of royalty payments from the operator, the temporary suspension of production reduced the Company's royalty revenues for the second and the third quarters of 2006.

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

On October 5, 2006, the Company announced the successful completion of drilling in the first prospect, located in Liberty County, Texas. The pipeline tie-in of the "Friendswood No. 2 RE" gas well was completed successfully in June 2007. On or about September 14, 2007, efforts to increase the pressure of the flow of gas from the well were successful and the sale of gas through the pipeline commenced. The Company is expecting to receive an independent engineering report to establish the estimated size and projected cash flow to be generated by the well. For the engineering report to be generated the flow of gas from the well must be sufficiently steady and established. Based on initial reports, the company expects that up to four additional wells may be required to obtain maximum flow from the anticipated reserves. Century Royalty and its partners are preparing to commence drilling a second well near "Friendswood No. 2 RE" in the near future.

In October 2006, the Company granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data. In return the Company received a 2% carried interest in the proposed well until completion and a 2% working interest thereafter. The "Shirley Gay" well was completed in March 2007 and is waiting for pipeline tie-in. Through September 30, 2007, the Company's expenses related to the completion of the "Shirley Gay" well total $22,863. Production is expected to commence shortly after pipeline tie-in connections are completed. The Company is currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

The Company's management has little practical experience in the oil and gas industry. The Company's management relies to a great extent on the employees of Century Royalty LLC to monitor and implement strategy with respect to its oil and gas assets. The inexperience of the Company's management may detrimentally affect the Company's operations and results because, for example, it could prevent the Company from taking advantage of opportunities that arise on a timely basis or cause the Company to take actions that a more experienced management team might determine are not in the Company's best interests. The Company is currently seeking to engage additional professional managers to assist in extracting value from the properties.

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

The Company has incurred substantial operating losses, resulting in an accumulated deficit of $38,653,883 as of September 30, 2007. Its current investments are limited to certain oil and gas producing properties in Louisiana and an interest in Century Royalty. Century Royalty's primary asset consists of geologic studies to exploit oil and gas properties. One prospect, "Friendswood No. 2 RE," has been successfully completed and in June 2007 was successfully tied into a pipeline. The operators are currently examining ways to increase the pressure of the flow of gas from the well in order to sell gas through the pipeline. The Company expects that once a steady flow has been established, the Company will receive an independent engineering report to establish the estimated size and projected cash flow to be generated by the well. Based on initial reports, the Company expects that up to four additional wells may be required to obtain maximum flow from the anticipated reserves. Century Royalty and its partners are preparing to commence drilling a second well near "Friendswood No. 2 RE" in the near future. Timing of work on the second well is dependent on stabilization of "Friendswood No. 2 RE."

In recent periods cash flows from the Company's oil and gas investments have been sufficient to enable the Company to fund its operating, investing and financing needs. However, the Company will be required to obtain additional financing to fund drilling and development to recover its investment in geologic studies and to pay certain indebtedness as it becomes due. There is no assurance that the Company will obtain additional adequate financing nor is there any assurance that proved reserves will be discovered. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Company plans to re-negotiate the terms and conditions of an outstanding note payable to 116 Newark Avenue Corporation that will mature on November 29, 2007. The Company cannot predict the outcome of these negotiations.

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

The Company acquired working interests in two oil and gas wells effective June 1, 2002, for $550,000 in cash and common stock of the Company valued at $212,500, for a total investment of $762,500. The asset is depleted on a periodic basis using the units of production method. In the fourth quarter of 2002, the properties exhibited a marked decrease in the volume of oil and gas produced. On May 20, 2004, the Company elected to participate in re-completion of one of the wells in Louisiana. The work was successfully completed on June 10, 2004. The total cost to the Company was $74,063. The Company has seen an increase in revenues as a result of the re-completion of this well. Production from the wells in Louisiana was suspended temporarily on or about February 9, 2006, because the water level had risen in one of the wells. On or about May 8, 2006, work to recomplete the wells in a different sand zone was completed and production was restarted. The wells returned to full production at the beginning of July 2006. The Company's share of the costs of recompletion, which was about $70,300, was deducted from the royalty payments the Company received from the operator. Also, because of the delay between sales of gas by the operator and the Company's receipt of royalty payments from the operator, the Company's royalty revenues were reduced in the quarter ended September 30, 2006. On November 1, 2006, Southwestern Energy Production Company, the operator of the wells, designated White Oak Operating Company LLC to be the operator of the wells. An independent reserve study performed January 2007 estimated that the remaining reserve in the wells including PDP and PDNP, net of expenses and discounted at 10%, was $594,114.

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

In connection with and as a condition to the Merger, the Company redeemed all of its existing outstanding Series A convertible preferred stock, par value $0.001 per share, for $400,001 plus dividends payable. The Company paid $263,801 of the redemption price in cash and $200,000 by a full recourse promissory note bearing interest at a rate of 8% per annum and due September 4, 2004, secured by a lien on all of the Company's assets. The Company has paid $20,000 of the principal amount of the note, and the maturity date of the note has been extended to March 1, 2008.

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

On October 5, 2006, the Company announced the successful completion of drilling in the first prospect, located in Liberty County, Texas. The pipeline tie-in of the "Friendswood No. 2 RE" gas well was completed successfully in June 2007. On or about September 14, 2007, efforts to increase the pressure of the flow of gas from the well were successful and the sale of gas through the pipeline commenced. The Company is expecting to receive an independent engineering report to establish the estimated size and projected cash flow to be generated by the well. For the engineering report to be generated the flow of gas from the well must be sufficiently steady and established. Based on initial reports, the Company expects that up to four additional wells may be required to obtain maximum flow from the anticipated reserves. Century Royalty and its partners are preparing to commence drilling a second well near "Friendswood No. 2 RE" in the near future.

In October 2006, the Company granted one of the members in the Texas joint interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return the Company received a 2% carried interest in the proposed well until completion and a 2% working interest thereafter. The "Shirley Gay" well was completed in the beginning of March 2007 and is waiting for pipeline tie-in. Through September 30, 2007, the Company's expenses in the completion of the well totaled $22,863. Production is expected to commence shortly after pipeline tie-in connections are completed. The Company is currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

The working interest partnership began a drilling program for the subject properties in 2006. If the drilling program is not successful, the Company will likely record an impairment loss of some or all of the carrying value of its geologic studies.

5.   Stockholders' Equity

There were no changes to stockholders' equity during the quarter ended September 30, 2007.

6.   Net Loss Per Common Share

Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted-average common shares outstanding. Potential dilution related to the warrant was excluded because it was anti-dilutive.

7.   Lease Termination and Issuance of Series C Preferred Stock

On January 3, 2006, the Company entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation, dated as of November 30, 2005, pursuant to which the Company agreed to terminate the lease for its former offices in Jersey City, New Jersey. Under the terms of the agreement, the Company paid 116 Newark $70,000 in cash, and issued a promissory note in the principal amount of $356,249 and 200,000 shares of Series C Preferred Stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matures on November 29, 2007 and bears interest at a rate of 7% per annum. Payment and performance under the promissory note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of the Company's Series B preferred stock that it holds to 116 Newark. The estimated fair value of the 200,000 shares of Series C Preferred Stock was $30,000. The Company expects to revise the terms of the note payable to 116 Newark.

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

Prior to June 2001, we had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of September 30, 2007, these investments were valued at approximately 1.8% of the total value of our assets. We are continuing to investigate whether or not there are any business prospects through which material value can be realized from the remaining Internet investments.

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

On July 21, 2003, we entered into an Agreement and Plan of Merger with Polystick, Cybershop, a New Jersey limited liability company and wholly-owned subsidiary of GSV, Inc. ("Cybershop") and Polystick Oil & Gas, Inc., a Delaware corporation and wholly-owned subsidiary of Polystick ("POGI"), pursuant to which, on the same day, POGI was merged into Cybershop. In consideration thereof we issued to Polystick 4,500,000 shares of our common stock and 1,500,000 shares of our Series B convertible preferred stock.

As a result of the merger we acquired, through Cybershop, interests in certain oil and gas properties in Texas and an interest in Century Royalty LLC ("Century Royalty"), a Texas limited liability company that manages the oil and gas properties in Texas, plus an additional interest in the Louisiana properties in which we already held an interest. Century Royalty also holds the rights to certain geologic studies. Century Royalty has a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $1.25 million of investment, whichever comes first. Century Royalty has a 20% participation interest in all subsequent wells drilled in the first 5 prospects. As these agreements have expired, they relate only to prospects for which leases have already been taken and have not expired. We are entitled to the first $4,168,659 of net income in Century Royalty and to 75% of net income thereafter. We have already received $1,337,081 of this amount as of September 30, 2007. Due to the existence of these revenue overrides, the operations of Century Royalty are included in the accompanying statements of operations.

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

On October 5, 2006, the Company announced the successful completion of drilling in the first prospect, located in Liberty County, Texas. The pipeline tie-in of the "Friendswood No. 2 RE" gas well was completed successfully in June 2007. On or about September 14, 2007, efforts to increase the pressure of the flow of gas from the well were successful and the sale of gas through the pipeline commenced. The Company is expecting to receive an independent engineering report to establish the estimated size and projected cash flow to be generated by the well. For the engineering report to be generated the flow of gas from the well must be sufficiently steady and established. Based on initial reports, the company expects that up to four additional wells may be required to obtain maximum flow from the anticipated reserves. Century Royalty and its partners are preparing to commence drilling a second well near "Friendswood No. 2 RE" in the near future.

In October 2006, we granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return, we received a 2% carried interest in the proposed well until completion, and a 2% working interest thereafter. The "Shirley Gay" well was completed in the beginning of March 2007 and is waiting for pipeline tie-in. Through September 30, 2007, our expenses related to completion of the "Shirley Gay" well total $22,863. Production is expected to commence shortly after pipeline tie-in connections are completed. We are currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

Our management has little practical experience in the oil and gas industry. Our management relies to a great extent on the employees of Century Royalty LLC to monitor and implement strategy with respect to our oil and gas assets. Our management's inexperience may detrimentally affect our operations and results because, for example, it could prevent us from taking advantage of opportunities that arise on a timely basis or cause us to take actions that a more experienced management team might determine are not in our best interests. The Company is currently seeking to engage additional professional managers to assist in extracting value from the properties.

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

Each share of Series B convertible preferred stock is convertible at any time, at the holder's option, into a number of shares of common stock equal to $1.00 divided by the conversion price then in effect. The terms upon which the Series B convertible preferred stock may be converted into common stock are set forth in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock filed by us with the Secretary of State of the State of Delaware on July 18, 2003 ("Series B Certificate of Designations"). As of June 30, 2007, the Series B convertible preferred stock owned by Polystick was convertible into 1,500,000 shares of common stock.

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

The Series B Certificate of Designations provide that so long as any shares of Series B convertible preferred stock are outstanding, we will not, without the written approval of the holders of at least a majority of the then-outstanding Series B convertible preferred stock, increase the maximum number of directors constituting our board of directors to more than seven. The Series B Certificate of Designations also provide that, so long as any shares of Series B convertible preferred stock are outstanding, the holders of the Series B convertible preferred stock, voting separately as a class, will be entitled to designate and elect three of the members of our board of directors. Also, a vacancy in any directorship elected by the holders of the Series B convertible preferred stock may be filled only by vote or written consent of the holders of at least a majority of the then outstanding shares of Series B convertible preferred stock. The Series B convertible preferred stock has no other voting rights except as provided by applicable law.

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

On January 3, 2006, we entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation ("116 Newark"), dated as of November 30, 2005, pursuant to which we agreed to terminate the lease for our former offices in Jersey City, New Jersey. Under the terms of the agreement, we paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249 and 200,000 shares of Series C preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matures on November 29, 2007 and bears interest at a rate of 7% per annum. Payment and performance under the promissory note has been guaranteed by Polystick U.S. Corporation and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B Preferred Stock that it holds to 116 Newark. We are currently in discussions with 116 Newark to revise the terms of the promissory note.

Each share of Series C preferred stock is convertible at any time into a number of shares of common stock equal to $1.00 divided by the conversion rate then in effect. The terms upon which the Series C convertible preferred stock may be converted into common stock are set forth in the Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock filed by us with the Secretary of State of the State of Delaware on January 3, 2006 ("Series C Certificate of Designations"). As of September 30, 2007, the Series C convertible preferred stock owned by 116 Newark was convertible into 200,000 shares of common stock.

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

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Revenues: Revenues for the quarter increased by $128,246, or 135.2%, to $223,115 in 2007 from $94,869 in 2006. This increase was due to the increase in production in the Louisiana well.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, depletion and general corporate expenses. General and administrative expenses increased by $100,191, or 90.1%, to $210,597 in the quarter ended September 30, 2007 from $110,406 in the quarter ended September 30, 2006, primarily as a result of the increase in depletion.

Interest expense: Interest expense for the quarter ended September 30, 2007 was unchanged from the corresponding period of the preceding year, and amounted to $14,234.

Net loss: Income from operations increased by $28,055 from a loss of $29,772 in the third quarter of 2006, or ($0.00) per basic and diluted common share, to a loss of $1,716 in the third quarter of 2007, or $0.00 per basic and diluted common share.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Revenues: Revenues for the period increased by $421,171, or 268.2%, to $578,227 in 2007 from $157,056 in 2006. This increase was due to an increase in production from the Louisiana well.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, depletion and general corporate expenses. General and administrative expenses increased by $148,718, or 49.0%, to $452,153 in the nine months ended September 30, 2007 from $303,435 in the nine months ended September 30, 2006, primarily as a result of the increase in depletion.

Interest expense: Interest expense for the nine months ended September 30, 2007 was unchanged from the corresponding period of the prior year, and amounted to $42,703.

Net Income (loss): Income from operations increased by $272,453 from a loss of $189,082 in the first nine months of 2006, or ($0.03) per basic and diluted common share, to income of $83,371 in the first nine months of 2007, or $0.01 per basic and diluted common share.

Liquidity and Capital Resources

Net cash provided by operations increased by $205,589, from $118,411 for the nine months ended September 30, 2006, to $324,001 for the nine months ended September 30, 2007. The increase in net cash provided by operations was primarily due to an increase in revenue from the Louisiana wells.

Net cash used in investing activities during the nine months ended September 30, 2007, was $84,578, as compared to $170,389 in the corresponding period of the prior year. In the nine months ended September 30, 2006, the majority of the investing activity was in the wells in Louisiana, and in the same period in 2007, the majority of the investing activity was in the completion and pipeline connection of the well in Texas.

Net cash used in financing activities during the nine months ended September 30, 2007 was $20,000 compared to $0 for the same period in the year. This is attributable to a payment made on a note payable on September 6, 2007 of $20,000.

In 2003, we issued to Polystick 4,500,000 shares of common stock and 1,500,000 shares of Series B convertible preferred stock valued at $2,625,000 to acquire assets in a non-cash transaction.

On February 11, 2004, we borrowed $25,000 from Brooks Station Holdings, Inc., a private investment corporation ("Brooks Station"). In partial consideration for the loan, we issued 100,000 shares of common stock to Brooks Station. On March 18, 2004, we borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. Each loan was evidenced by a promissory note bearing interest at 8% per annum secured by a lien on all of our assets. On September 20, 2004, we negotiated an extension of the maturity of the notes from their original maturity date of September 1, 2004 to March 1, 2005. On March 10, 2005, we repaid the note issued on February 11, 2004 and negotiated an extension of the maturity of the note dated March 18, 2004 to September 1, 2005. We also extended to the same date the maturity of an 8% secured promissory note we issued to Brooks Station on July 21, 2003 in the principal amount of $200,000. On August 31, 2005, we repaid the March 18, 2004 note and negotiated an extension of the maturity date of the July 21, 2003 note to March 1, 2006. On March 20, 2006, we repaid $20,000 of the accrued and unpaid interest on the July 21, 2003 note and negotiated an extension of the maturity date of the note to September 1, 2006. On September 20, 2006, we negotiated an extension of the maturity date of the note to March 1, 2007. On March 1, 2007, we negotiated an extension of the maturity date of the note to September 1, 2007. On September 6, 2007, we repaid $20,000 of the accrued and unpaid interest on the note and $20,000 of the principal balance of the note, and negotiated an extension of the maturity date of the note to March 1, 2008.

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

On July 3, 2005, we entered into an agreement with Emerald dated as of May 10, 2005, pursuant to which we agreed to extend and renew the note and the warrant. Under the terms of the agreement, the maturity date of the note was extended from May 10, 2006 to May 10, 2007, and Emerald's right to convert the note and all accrued interest on the note into common stock at a price of $.70 per share was extended until any time prior to May 10, 2006. The term of the warrant was also extended from May 10, 2005 to May 10, 2006.

On July 11, 2006, we entered into an agreement with Emerald dated as of May 10, 2006, pursuant to which we agreed to further extend and renew the note and the warrant. Under the terms of the agreement, the maturity date of the note was extended from May 10, 2007 to January 10, 2008, and Emerald's right to convert the note and all accrued interest on the note into common stock at a price of $.70 per share was extended until any time prior to May 10, 2007. The term of the warrant was also extended from May 10, 2006 to May 10, 2007.

On May 7, 2007, we entered into an agreement with Emerald dated as of May 7, 2007, pursuant to which we agreed to further extend and renew the note and the warrant. Under the terms of the agreement, the maturity date of the note was extended from January 10, 2008 to July 10, 2008, and Emerald's right to convert the note and all accrued interest on the note into common stock at a price of $.70 per share was extended until any time prior to July 10, 2008. The term of the warrant was also extended from May 10, 2007 to May 10, 2008.

On January 3, 2006, we entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation, dated as of November 30, 2005, pursuant to which we agreed to terminate the lease for our former offices in Jersey City, New Jersey. Under the terms of the agreement, we paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249 and 200,000 shares of Series C preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matures on November 29, 2007 and bears interest at a rate of 7% per annum. Payment and performance under the promissory note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B Preferred Stock that it holds to 116 Newark. 116 Newark has the right to include any shares of common stock received upon conversion of the Series C preferred stock and upon conversion of the pledged shares as part of any registration statement that we may file in connection with any public offering of our securities (excluding registration statements on Forms S-4 and S-8). We are currently in discussions with the note holder to renegotiate the terms and conditions of the note. We cannot predict the outcome of these discussions.

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

Critical Accounting Policies and Use of Estimates

The Company's discussion and analysis of financial condition and results of operations are based on the condensed financial statements. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them. The Company's critical accounting policies and estimates include those related to oil and natural gas activities, full cost method, proved oil and natural gas reserves, depletion reserves, future development and abandonment costs, asset retirement obligations, and valuation of investment in non-publicly traded companies. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional information about the Company's critical accounting policies and estimates, see Note 2 to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2006. There were no significant changes in critical accounting policies and estimates during the three months ended September 30, 2007.

New accounting pronouncements and the Company's assessment of their impact on the financial statements are disclosed in Note 3 to the notes to consolidated financial statements contained herein.

Item 3. Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation our disclosure controls and procedures were effective at that time.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred in the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.          Description
-------------------  -----------------------------------------------------------

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


Date: November 14, 2007                 By:     /s/ Gilad Gat
                                                -------------
                                                Gilad Gat
                                                Chief Executive Officer
                                                (principal executive officer)
                                                Chief Financial Officer
                                                (principal financial and
                                                 accounting officer)

EXHIBIT INDEX

Exhibit No.          Description
-------------------  -----------------------------------------------------------

31.1 Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002