Form 10KSB
period 2007-12-31
GSV INC
filed 2008-03-28
CIK 1051591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF

l934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from

_____________to_____________

Commission file number 000-23901

GSV, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3979226 (I.R.S. Employer Identification No.)

191 Post Road West Westport, Connecticut (Address of principal executive offices)	06880 (Zip Code)

Issuer's telephone number: (203) 221-2690

Securities registered under Section 12(b) of the Act: None

Securities registered under Section
12(g) of the Act:

Common Stock, par value $.001 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13
or 15(d) of the Exchange Act. | |

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒No

The issuer's revenues for the year ended December 31, 2007 were $837,760.

As of March 13, 2008, the aggregate market value of the voting stock held by non-affiliates, based on the average of the high and the low bid and asked prices reported on such date, was $236,797.33.

As of March 13, 2008, there were 7,502,703 shares of the issuer's common stock outstanding, excluding 168,592 shares held in treasury.

Transitional Small Business Disclosure Format (check one):  ☐ Yes ☒ No

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

Since July 2003, our business operations have been focused on managing our existing investments in oil and gas assets and looking for additional opportunities in this field. From June 2001 to July 2003, our business operations included managing our existing investments and entering into new business operations through acquisitions or mergers.

Prior to June 2001, we had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of December 31, 2007, these investments were valued at approximately 1.7% of the total value of our assets. We are continuing to investigate whether or not there are any business prospects through which material value can be realized from the remaining Internet investments.

Louisiana Interests

We hold working interests in two oil and gas wells in the state of Louisiana.

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

Texas Interests

Through our subsidiary Cybershop, L.L.C., a New Jersey limited liability company ("Cybershop"), we own interests in certain oil and gas properties in Texas and an undivided one-third interest in Century Royalty LLC ("Century Royalty"), a Texas limited liability company that manages the oil and gas properties in Texas. Through Cybershop we also own an additional interest in the Louisiana properties in which we already held an interest. Century Royalty also holds the rights to certain geological studies. Century Royalty is a member of a working interest partnership that has identified several prospects derived from the geological studies and is working towards drilling these prospects. Century Royalty had a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $1.25 million of investment, whichever comes first. Century Royalty has a 20% participation interest in all subsequent wells drilled in the first 5 prospects. As these joint interest partnership agreements have expired, they relate only to prospects for which leases have already been taken and not expired. We are entitled to the first $4,168,659 of net income in Century Royalty and to 75% of net income thereafter. We have received $1,512,370 of this amount as of March 1, 2008.

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

On October 5, 2006, we announced the successful completion of drilling in the first prospect, located in Liberty County, Texas. The pipeline tie-in of the "Friendswood No. 2 RE" gas well was completed successfully in June 2007. On or about September 14, 2007, efforts to increase the pressure of the flow of gas from the well were successful and the sale of gas through the pipeline commenced. On February 4, 2008, we successfully completed fracturing of the well. All 1150 bbls of frac water have been recovered, and the well has been tested at various pressures. On February 21, 2008, the well was put back on line full-time. Since then, it has produced around 350-400 Mcf per day, up from about 60 Mcf per day prior to fracturing. The well continues to produce a small amount of water, up to about 20 bbls per day. An independent engineering company has been hired to conduct a reserve and engineering report to establish the estimated size and projected cash flow to be generated by the well. The engineering report has not yet been generated because the flow of gas from the well has not yet become sufficiently steady and established. Based on initial reports, we expect that up to four additional wells may be required to obtain maximum flow from the anticipated reserves. Century Royalty and its partners are preparing to commence drilling a second well near "Friendswood No. 2 RE" in the near future.

In October 2006, we granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return, we received a 2% carried interest in the proposed well until completion, and a 2% working interest thereafter. The "Shirley Gay" well was completed in the beginning of March 2007. Pipeline tie-in was completed in February 2008 and sales began shortly thereafter. We expect to start receiving proceeds from these sales in the second quarter of 2008. Through March 1, 2008, our expenses related to completion of the "Shirley Gay" well total $25,547. We are currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

When the engineering reports on the “Friendswood No. 2 RE" and "Shirley Gay" Wells become available, we will adjust the value of the geological studies accordingly. If the report shows that the reserves are low we may be required to write-down their value or possibly write them off completely.

Our management has little practical experience in the oil and gas industry. Our management relies to a great extent on the employees of Century Royalty to monitor and implement strategy with respect to our oil and gas assets. Our management's inexperience may detrimentally affect our operations and results because, for example, it could prevent us from taking advantage of opportunities that arise on a timely basis or cause us to take actions that a more experienced management team might determine are not in our best interests. We are currently seeking to engage additional professional managers to assist in extracting value from the properties.

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

As of December 31, 2007, we had one full-time employee (including management). Our employee is not represented by any collective bargaining organization.

Item 2. Description of Property.

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

Wells and acreage

At March 18, 2008, we owned non-operated working interests in 2 producing wells on 746 gross (62 net) acres covered by state leases in Assumption Parish, Louisiana. The properties were operated until November 2006 by Southwestern Energy Production Company and from November 2006 by White Oak Operating Company LLC. The wells are producing oil and gas. For the year ended December 31, 2007, the wells produced 52,146 gross, 3,131 net barrels of oil at an average price of $74.95 per barrel, and 1,569,278 million cubic feet (mcf) gross, 94,239 mcf net natural gas at an average price of $6.4 per mcf. For the year ended December 31, 2006, the wells produced 20,134 gross, 1,209 net barrels of oil at an average price of $60.28 per barrel, and 553,069 million cubic feet (mcf) gross, 33,213 mcf net natural gas at an average price of $5.75 per mcf. For the year ended December 31, 2005, the wells produced 36,721 gross, 2,205 net barrels of oil at an average price of $53.57 per barrel, and 1,178.2 million cubic feet (mcf) gross, 70,751.7 mcf net natural gas at an average price of $8.42 per mcf. We pay White Oak Operating Company LLC a monthly fee to support production costs.

At March 18, 2008, we owned non-operating working interests in one well producing 1,301 gross (155 net) covered by the leases in Liberty County, Texas. The property is operated by Century 2000 LLC, a Texas LLC that is partially owned by other members in Century Royalty. For the year ended December 31, 2007, the well produced 41.3 gross, 3.4 net barrels of oil at an average price of $84.10 per barrel and 5,952 million cubic feet (mcf) gross, 496 mcf net natural gas at an average price of $6.70 per mcf. There was no production in previous years.

We have not reported to, nor filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of our last fiscal year.

Undeveloped Acreage

The working interest partnership of which Century Royalty is a partner has identified 10 prospects in Texas derived from geological studies that Century Royalty holds. Currently, there is no undeveloped acreage held, as leases taken in the past have expired during 2007 and the beginning of 2008.

Drilling Activity

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

On October 5, 2006, we announced the successful completion of drilling in the first prospect, located in Liberty County, Texas. The pipeline tie-in of the "Friendswood No. 2 RE" gas well was completed successfully in June 2007. On or about September 14, 2007, efforts to increase the pressure of the flow of gas from the well were successful and the sale of gas through the pipeline commenced. On February 4, 2008, we successfully completed fracturing of the well. All 1150 bbls of frac water have been recovered, and the well has been tested at various pressures. On February 21, 2008, the well was put back on line full-time. Since then, it has produced around 350-400 Mcf per day, up from about 60 Mcf per day prior to fracturing. The well continues to produce a small amount of water, up to about 20 bbls per day. An independent engineering company has been hired to conduct a reserve and engineering report to establish the estimated size and projected cash flow to be generated by the well. The engineering report has not yet been generated because the flow of gas from the well has not yet become sufficiently steady and established. Based on initial reports, we expect that up to four additional wells may be required to obtain maximum flow from the anticipated reserves. Century Royalty and its partners are preparing to commence drilling a second well near "Friendswood No. 2 RE" in the near future.

In October 2006, we granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return, we received a 2% carried interest in the proposed well until completion, and a 2% working interest thereafter. The "Shirley Gay" well was completed in the beginning of March 2007. Pipeline tie-in was completed in February 2008 and sales began shortly thereafter. We expect to start receiving proceeds from these sales in the second quarter of 2008. Through March 1, 2008, our expenses related to completion of the "Shirley Gay" well total $25,547. Production is expected to commence shortly after pipeline tie-in connections are completed. We are currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

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

On January 3, 2006, we entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation, dated as of November 30, 2005, pursuant to which we agreed to terminate the lease for our former offices in Jersey City, New Jersey. Under the terms of the agreement, we paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249.04 and 200,000 shares of Series C preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note bears interest at a rate of 7% per annum and is secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B Preferred Stock that it holds to 116 Newark. On January 9, 2008, we entered into an agreement, dated as of January 3, 2008, with 116 Newark to amend and restate the terms of the promissory note. Pursuant to the agreement, we paid all accrued and unpaid interest on the promissory note through the date of the agreement, and the original note was amended and restated in a substitute note with a maturity date of December 20, 2009. We agreed to pay the substitute note’s outstanding principal balance of $356,249.04 in 24 consecutive monthly installments of $14,843.71, each payable on or before the 20th day of the month, beginning in January 2008. The substitute note will not accrue interest, except that if any monthly installment is not received by 116 Newark within ten days of its applicable monthly installment date (the "Trigger Date") then (i) interest at the rate of 7% per annum shall be deemed to have begun to accrue from the date of the agreement on the then unpaid principal balance of the substitute note, and shall continue to accrue until all principal and accrued interest on the substitute note is paid in full; (ii) all interest that is accrued and unpaid as of the Trigger Date shall be immediately due and payable on the Trigger Date; and (iii) with each monthly installment following the Trigger Date, we will pay all then accrued and unpaid interest on the unpaid principal balance of the substitute note through the relevant monthly installment date. Payment and performance under the substitute note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B Preferred Stock to 116 Newark.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently trading on the OTC Bulletin Board under the symbol "GSVI."

The following table sets forth the range of quarterly high and low sales prices for shares of our common stock for the periods indicated, as reported on the OTC Bulletin Board.

	2008		2007		2006
	High	Low	High	Low	High	Low
Quarter ended March 31			$0.20	$0.11	$0.17	$0.12
Quarter ended June 30			$0.45	$0.12	$0.17	$0.12
Quarter ended September 30			$0.45	$0.20	$0.13	$0.11
Quarter ended December 31			$0.38	$0.17	$0.16	$0.11
January 1 through March 13	$0.25	$0.06

Our common stock trades only sporadically. The public market for our common stock is limited and you should not assume that these quotations reflect prices that you might be able to obtain in actual market transactions or in transactions involving substantial numbers of shares.

As of March 13, 2008, there were 107 holders of record of our common stock.

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

Prior to June 2001, we had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of December 31, 2007, these investments were valued at approximately 1.7% of the total value of our assets. We are continuing to investigate whether or not there are any business prospects through which material value can be realized from the remaining Internet investments.

We hold working interests in two oil and gas wells in the state of Louisiana.

Through our subsidiary Cybershop, a New Jersey limited liability company ("Cybershop") we own interests in certain oil and gas properties in Texas and an interest in Century Royalty LLC ("Century Royalty"), a Texas limited liability company that manages the oil and gas properties in Texas. Through Cybershop we also own an additional interest in the Louisiana properties in which we already held an interest. Century Royalty also holds the rights to certain geologic studies. Century Royalty has a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $1.25 million of investment, whichever comes first. Century Royalty has a 20% participation interest in all subsequent wells drilled in the first 5 prospects. As these agreements pursuant to which Century Royalty held these interests have expired, we are entitled to the first $4,168,659 of net income in Century Royalty and to 75% of net income thereafter. We have already received $942,012 of this amount as of March 16, 2007. Due to the existence of these revenue overrides, the operations of Century Royalty are included in the accompanying statements of operations.

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

On October 5, 2006, we announced the successful completion of drilling in the first prospect, located in Liberty County, Texas. The pipeline tie-in of the "Friendswood No. 2 RE" gas well was completed successfully in June 2007. On or about September 14, 2007, efforts to increase the pressure of the flow of gas from the well were successful and the sale of gas through the pipeline commenced. On February 4, 2008, we successfully completed fracturing of the well. All 1150 bbls of frac water have been recovered, and the well has been tested at various pressures. On February 21, 2008, the well was put back on line full-time. Since then, it has produced around 400 Mcf per day, up from about 60 Mcf per day prior to fracturing. The well continues to produce a small amount of water, up to about 20 bbls per day. An independent engineering company has been hired to conduct a reserve and engineering report to establish the estimated size and projected cash flow to be generated by the well. The engineering report has not yet been generated because the flow of gas from the well has not yet become sufficiently steady and established. Based on initial reports, we expect that up to four additional wells may be required to obtain maximum flow from the anticipated reserves. Century Royalty and its partners are preparing to commence drilling a second well near "Friendswood No. 2 RE" in the near future.

In October 2006, we granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return, we received a 2% carried interest in the proposed well until completion, and a 2% working interest thereafter. The "Shirley Gay" well was completed in the beginning of March 2007. Pipeline tie-in was completed in February 2008 and sales began shortly thereafter. We expect to start receiving proceeds from these sales in the second quarter of 2008. Through March 1, 2008, our expenses related to completion of the "Shirley Gay" well total $25,547. Production is expected to commence shortly after pipeline tie-in connections are completed. We are currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

When the engineering reports on the “Friendswood No. 2 RE" and "Shirley Gay" Wells become available, we will adjust the value of the geological studies accordingly. If the report shows that the reserves are low we may be required to write-down their value or possibly write them off completely.

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

On January 3, 2006, we entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation ("116 Newark"), dated as of November 30, 2005, pursuant to which we agreed to terminate the lease for our former offices in Jersey City, New Jersey. Under the terms of the agreement, we paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249.04 and 200,000 shares of Series C preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note bears interest at a rate of 7% per annum and is secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B Preferred Stock that it holds to 116 Newark. On January 9, 2008, we entered into an agreement, dated as of January 3, 2008, with 116 Newark to amend and restate the terms of the promissory note. Pursuant to the agreement, we paid all accrued and unpaid interest on the promissory note through the date of the agreement, and the original note was amended and restated in a substitute note with a maturity date of December 20, 2009. We agreed to pay the substitute note’s outstanding principal balance of $356,249.04 in 24 consecutive monthly installments of $14,843.71, each payable on or before the 20th day of the month, beginning in January 2008. The substitute note will not accrue interest, except that if any monthly installment is not received by 116 Newark within ten days of its applicable monthly installment date (the "Trigger Date") then (i) interest at the rate of 7% per annum shall be deemed to have begun to accrue from the date of the agreement on the then unpaid principal balance of the substitute note, and shall continue to accrue until all principal and accrued interest on the substitute note is paid in full; (ii) all interest that is accrued and unpaid as of the Trigger Date shall be immediately due and payable on the Trigger Date; and (iii) with each monthly installment following the Trigger Date, we will pay all then accrued and unpaid interest on the unpaid principal balance of the substitute note through the relevant monthly installment date. Payment and performance under the substitute note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B Preferred Stock to 116 Newark.

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

Results of Operations

Year Ended December 31, 2007 compared to Year Ended December 31, 2006.

Revenue: Revenue in 2007 consisted primarily of royalty payments from our working interests in two oil and gas wells in the state of Louisiana. Revenues increased by 217.5%, or $573,893, to $837,760 in 2007 from $263,867 in 2006. The increase in revenues for 2007 is primarily a result of the increase in oil prices and the increase in production. On February 9, 2006, we were advised by the operator of the oil and gas wells in Louisiana that production from the wells would be suspended temporarily because the water level had risen in one of the wells. On or about May 8, 2006 work to recomplete the wells in a different sand zone was completed and production was restarted. Our share of the costs of recompletion, which was about $70,300, was deducted from the royalty payments we received from the operator.

General and administrative: General and administrative expenses consisted primarily of payroll and payroll-related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, depreciation, depletion, finance expenses and general corporate expenses. General and administrative expenses increased by 67.8%, or $252,621, to $625,172 in the year ended December 31, 2007, from $372,551 in the prior year. The increase in 2007 was primarily the result of the increase in depletion.

Net Income: Income from operations increased by $321,271 to $212,587 in the year ended December 31, 2007, or $0.04 per basic and $0.03 per diluted common share, from a loss of $108,684 in the prior year, or ($0.01) per basic and diluted common share. Net income available to common stockholders in the year ended December 31, 2007, was $156,050, or $0.02 per basic and diluted common share, as compared to a net loss of $165,621 or ($0.02) per basic and diluted common share, in the prior year. The increase in net income is in line with the increase in revenues from oil and gas wells.

Liquidity and Capital Resources

Net cash provided by operations increased by 1,091.2%, or $449,999, from $41,209 in the year ended December 31, 2006, to $491,208 in the year ended December 31, 2007. The increase was due primarily to an increase in cash from revenues of the Louisiana wells.

On February 9, 2006, we were advised by the operator of the Louisiana wells that production from the wells would be suspended temporarily because the water level had risen in one of the wells. On or about May 8, 2006 work to recomplete the wells in a different sand zone was completed and production was restarted. Our share of the costs of recompletion, which was about $70,300, was deducted from the royalty payments we received from the operator. Also, because of the delay between sales of gas by the operator and our receipt of royalty payments from the operator, the temporary suspension of production had the effect of reducing our royalty revenues for the second and third quarters of 2006.

Net cash used in investing activities during the year ended December 31, 2007, was $111,206, as compared to $177,688 in the prior year. The decrease was primarily attributable to the decrease in work done in the wells in Louisiana and Texas.

Net cash used by financing activities during the year ended December 31, 2007, was $20,000, as compared to $3,000 provided by financing activities in the prior year. The cash used in 2007 was attributable to a repayment of principle on a note payable. The cash provided by financing activities in 2006 was received for stock option exercises.

In 2003, we issued to Polystick 4,500,000 shares of common stock and 1,500,000 shares of Series B convertible preferred stock valued at $2,625,000 to acquire assets in a non-cash transaction.

On February 11, 2004, we borrowed $25,000 from Brooks Station Holdings, Inc., a private investment corporation ("Brooks Station"). In partial consideration for the loan, we issued 100,000 shares of common stock to Brooks Station. On March 18, 2004, we borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. Each loan was evidenced by a promissory note bearing interest at 8% per annum secured by a lien on all of our assets. On September 20, 2004, we negotiated an extension of the maturity of the notes from their original maturity date of September 1, 2004 to March 1, 2005. On March 10, 2005, we repaid the note issued on February 11, 2004 and negotiated an extension of the maturity of the note dated March 18, 2004 to September 1, 2005. We also extended to the same date the maturity of an 8% secured promissory note we issued to Brooks Station on July 21, 2003 in the principal amount of $200,000. On August 31, 2005, we repaid the March 18, 2004 note and negotiated an extension of the maturity date of the July 21, 2003 note to March 1, 2006. On March 20, 2006, we repaid $20,000 of the accrued and unpaid interest on the July 21, 2003 note and negotiated an extension of the maturity date of the note to September 1, 2006. On September 20, 2006, we negotiated an extension of the maturity date of the note to March 1, 2007. On March 1, 2007, we negotiated an extension of the maturity date of the note to September 1, 2007. On September 6, 2007, we repaid $20,000 of the accrued and unpaid interest on the note and $20,000 of the principal balance of the note and negotiated an extension of the maturity date of the note to March 1, 2008. On March 13, 2008, we repaid $20,000 of the accrued and unpaid interest on the note and $10,000 of the principal balance of the note and negotiated an extension of the maturity date of the note to September 1, 2008.

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

On January 3, 2006, we entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation, dated as of November 30, 2005, pursuant to which we agreed to terminate the lease for our former offices in Jersey City, New Jersey. Under the terms of the agreement, we paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249.04 and 200,000 shares of Series C preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matured on November 29, 2007 and bore interest at a rate of 7% per annum. Payment and performance under the promissory note was guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick pledged 356,249 shares of our Series B Preferred Stock that it holds to 116 Newark. 116 Newark has the right to include any shares of common stock received upon conversion of the Series C preferred stock and upon conversion of the pledged shares as part of any registration statement that we may file in connection with any public offering of our securities (excluding registration statements on Forms S-4 and S-8). On January 9, 2008, we entered into an agreement, dated as of January 3, 2008, with 116 Newark to amend and restate the terms of the promissory note. Pursuant to the agreement, we paid all accrued and unpaid interest on the promissory note through the date of the agreement, and the original note was amended and restated in a substitute note with a maturity date of December 20, 2009. We agreed to pay the substitute note’s outstanding principal balance of $356,249.04 in 24 consecutive monthly installments of $14,843.71, each payable on or before the 20th day of the month, beginning in January 2008. The substitute note will not accrue interest, except that if any monthly installment is not received by 116 Newark within ten days of its applicable monthly installment date (the "Trigger Date") then (i) interest at the rate of 7% per annum shall be deemed to have begun to accrue from the date of the agreement on the then unpaid principal balance of the substitute note, and shall continue to accrue until all principal and accrued interest on the substitute note is paid in full; and (ii) all interest that is accrued and unpaid as of the Trigger Date shall be immediately due and payable on the Trigger Date; and (iii) with each monthly installment following the Trigger Date, we will pay all then accrued and unpaid interest on the unpaid principal balance of the substitute note through the relevant monthly installment date. Payment and performance under the substitute note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B Preferred Stock to 116 Newark.

We believe that our existing capital resources will enable us to maintain our operations at existing levels for at least the next 12 months, assuming that we can extend the maturities of the notes we issued to Brooks Station and Emerald beyond the next 12 months. However, it is difficult to project our capital needs. We cannot assure you that any additional financing or other sources of capital will be available to us upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on our business, financial condition and operating results.

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

Proved Oil and Natural Gas Reserves

Estimates of our proved reserves included in this report are prepared in accordance with accounting principles generally accepted in the United States of America and SEC guidelines. Our engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense and the full cost ceiling limitation. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves. Our estimated proved reserves for the years ended December 31, 2007 and 2006 were prepared by Pressler Petroleum Consultants Inc., an independent oil and natural gas reservoir engineering consulting firm.

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

Asset Retirement Obligations

We have obligations to remove tangible equipment and facilities and to restore land at the end of oil and gas production operations. Our removal and restoration obligations are associated with plugging and abandoning wells. Estimating the future restoration and removal costs is difficult and requires us to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. Inherent in the present value calculations are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlements and changes in the legal, regulatory, environmental and political environments.

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

Valuation of Investments in Non-Publicly Traded Companies

In the past, we have been making strategic equity investments in non-publicly traded internet-related companies. Depending on our level of ownership and whether or not we have the ability to exercise significant influence, we account for these investments on either the cost or equity method, and review such investments periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment's net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee's cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes, and competition. This evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluations, we did not record impairment charges related to our investments in non-publicly traded companies during December 31, 2007 and 2006, respectively. The total investment in non-public companies was $50,000 as of December 31, 2007 and 2006, respectively.

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

Item 8A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

(b) Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Our directors and executive officers are as follows:

Name	Age	Title
Sagi Matza	39	Chairman of the Board
Gilad Gat	44	Chief Executive Officer, Chief Financial Officer, President and Director
Yoav Bitter	40	Director

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

Audit Committee

Currently, our entire board acts as our audit committee. Our board presently does not include any member who qualifies as an "audit committee financial expert" (as defined in Regulation 228.407(d)(5)(ii) of Regulation S-B). Given our limited financial resources and operations at present the board does not believe that it is necessary at this time to establish a separate audit committee or appoint an "audit committee financial expert" to the board.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors and holders of more than 10% of our common stock (collectively "Reporting Persons") to file reports of initial ownership, ownership and changes in ownership of the common stock with the Securities and Exchange Commission within certain time periods and to furnish the Company with copies of all such reports. Based solely on our review of copies of such reports furnished to us by such Reporting Persons or on the written representations of such Reporting Persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended December 31, 2007, all of the Reporting Persons complied with their Section 16(a) filing requirements.

Code of Ethics

We adopted a code of ethics for our officers, directors and employees in April 2004. We filed a copy of the code of ethics as Exhibit 14.1 to our annual report for the year ended December 31, 2003.

Item 10. Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the fiscal year ended December 31, 2007, by our chief executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Gilad Gat,	2007	$120,000	$20,000	$140,000
President

Employment Agreement

On January 7, 2008, we entered into a consulting agreement with Sagi Matza. Under the consulting agreement, Mr. Matza provides consulting and advisory services to GSV, Inc. on a nonexclusive basis in exchange for a fee of $8,000 per month.

On May 4, 2001, we entered into an employment agreement with Gilad Gat pursuant to which Mr. Gat was hired to be our President and Chief Executive Officer. Mr. Gat's salary is $120,000 per annum. Mr. Gat is an "at will" employee of GSV, Inc., provided however that, if he is terminated without cause, he is entitled to a severance payment of $120,000.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Gilad Gat	120,000	0	0	$0.60	10/31/08	0	$0

Director Compensation

All directors are reimbursed for certain expenses in connection with attendance at board of directors and committee meetings. Directors are eligible to be granted options to purchase common stock under the GSV, Inc. 1998 Stock Option Plan. Our non-employee directors did not receive any compensation for their services to the Company in 2007.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2007, with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	370,000	$0.60 per share	200,000

Equity compensation plans not approved by security holders	0	$0	14,000

Total	370,000	$.60 per share	214,000

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 18, 2008, regarding the beneficial ownership of our common stock by (i) each person who is known to us to be the beneficial owner of more than five percent (5%) of our common stock; (ii) each director and each executive officer; and (iii) all current directors and executive officers as a group. Information contained in this report with regard to stock ownership was obtained from our stockholder list, filings with governmental authorities, or from the named individual, directors and officers. The persons identified in the following table disclaim beneficial ownership of shares owned or held in trust for the benefit of members of their families or entities with which they may be associated.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER OF SHARES BENEFICIALLY OWNED		PERCENTAGE OF COMMON STOCK

Yoav Bitter	120,000	(2)	*

Gilad Gat	120,000	(3)	*

Sagi Matza	6,970,000	(4)	76.4%

Doron Ofer 85 Medinat Ha-Yehudim Street, Herzelya Pituach, 46140, Israel	1,428,571	(5)	16.0%

All executive officers and directors as a group (3 persons)	7,210,000		77.0%

* less than 1 percent.

(1)	Unless otherwise indicated, the address of each beneficial owner identified is c/o GSV, Inc., 191 Post Road West, Westport, Connecticut 06880.
(2)	Includes 120,000 shares of common stock issuable upon exercise of options owned by Mr. Bitter.
(3)	Includes 120,000 shares of common stock issuable upon exercise of options owned by Mr. Gat.
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

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Gilad Gat, our President, and Chief Executive Officer, was the President and a director of Brooks Station Holdings, Inc., (“Brooks Station”) a private investment corporation, from February 2001 until December 2002. Brooks Station acquired 363,637 shares of our Series A Convertible Preferred Stock in a private placement offering consummated in March 2001.

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

On September 20, 2004, we negotiated an extension of the maturity of the notes from their original maturity date of September 1, 2004 to March 1, 2005. On March 10, 2005, we repaid the note issued on February 11, 2004 and negotiated an extension of the maturity of the note dated March 18, 2004 to September 1, 2005. We also extended to the same date the maturity of an 8% secured promissory note we issued to Brooks Station on July 21, 2003 in the principal amount of $200,000. On August 31, 2005, we repaid the March 18, 2004 note and negotiated an extension of the maturity date of the July 21, 2003 note to March 1, 2006. On March 20, 2006, we repaid $20,000 of the accrued and unpaid interest on the July 21, 2003 note and negotiated an extension of the maturity date of the note to September 1, 2006. On September 20, 2006, we negotiated an extension of the maturity date of the note to March 1, 2007. On March 30, 2007, we negotiated an extension of the maturity date of the note to September 1, 2007. On September 6, 2007, we repaid $20,000 of the accrued and unpaid interest on the note and $20,000 of the principal balance of the note and negotiated an extension of the maturity date of the note to March 1, 2008. On March 21, 2008, we repaid $20,000 of the accrued and unpaid interest on the note and $10,000 of the principal balance of the note and negotiated an extension of the maturity date of the note to September 1, 2008.

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

The sole shareholder of Polystick is RT Sagi Holding Ltd., an Israeli corporation. The sole stockholder of RT Sagi and indirect owner of Polystick is Mr. Sagi Matza. Effective as of the consummation of the Merger, Mr. Matza was appointed to our board of directors as the designee of Polystick. On July 28, 2003, he was elected Chairman of the board. Polystick has the right to elect two additional persons to our board, but has not yet done so. On January 7, 2008, we entered into a consulting agreement with Sagi Matza. Under the consulting agreement, Mr. Matza provides consulting and advisory services to GSV, Inc. on a nonexclusive basis in exchange for a fee of $8,000 per month.

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

Exhibit No.	Description

3.7	By-Laws. (incorporated by reference to Exhibit 3.5 of the Company's report on Form 10-KSB for the year ended December 31, 2003, File No. 000-23901).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 333-42707).
4.2
Convertible Stock Purchase Agreement, dated March 1, 2001, by and between GSV, Inc. and Brooks Station Holding, Inc. (incorporated by reference to Exhibit 4.1 of the Company's report on Form 8-K filed March 6, 2001).

10.1	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 333-42707).
10.2	1998 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 333-42707).
10.3	1998 Directors' Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, File No. 333-42707).
10.4	Employment Agreement dated May 4, 2001, by and between GSV, Inc. and Gilad Gat (incorporated by reference to Exhibit 10.1 of the Company's report on Form 8-K, filed May 11, 2001).
10.5	Form of promissory note issued to Brooks Station Holdings, Inc. (incorporated by reference to Exhibit 4.3 of the Company's report on Form 8-K, filed July 21, 2003).
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

Exhibit No.	Description

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

10.22
Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated March 9, 2007 (incorporated by reference to Exhibit 10.22 of the Company’s report on Form 10-KSB for the year ended December 31, 2006).

10.23
Agreement by and between GSV, Inc. and D. Emerald Investments Ltd. Dated as of May 7, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-QSB for the quarter ended March 31, 2007).

10.24
Form of agreement between GSV, Inc. and 116 Newark Avenue Corporation dated as of January 3, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 8-K, filed January 11, 2008).

10.25	Form of promissory note issued to 116 Newark Avenue Corporation dated as of January 3, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s report on Form 8-K, filed January 11, 2008).
10.26
Form of Guarantor’s Consent by Polystick U.S. Corporation in favor of 116 Newark Avenue Corporation (incorporated by reference to Exhibit 10.3 of the Company’s report on Form 8-K, filed January 7, 2008).

10.27	Form of Consulting Agreement dated January 7, 2008, by and between GSV and Sagi Matza (incorporated by reference to Exhibit 10.4 of the Company’s report on Form 8-K, filed January 11, 2008).
10.28	Form of Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated August 31, 2008*
10.29	Form of Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated March 11, 2008*
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company's report on Form 10-KSB for the year ended December 31, 2003, File No. 000-23901).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company's report on Form 10-KSB for the year ended December 31, 2005, File No. 000-23901).

Exhibit No.	Description

23.1	Consent of UHY LLP*
31.1	Section 302 Certification*
32.1	Section 906 Certification*
99.1	Risk Factors*

* Filed herewith

Item 14. Principal Accountant Fees and Services.

	2007	2006
Audit Fees (1)	$44,500	$37,000
Total	$41,447	$30,603

(1)
Represents the aggregate fees billed for professional services rendered by our principal accountants, UHY LLP, for the audit of our annual financial statements for the years ended December 31, 2007, and December 31, 2006 and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those periods. There were no additional fees billed by our principal accountant during the years ended December 31, 2007 and 2006.

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
Gilad Gat
Chief Executive Officer, President and Chief Financial Officer

Date: March 25, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Gilad Gat	Chief Executive Officer, President and Chief Financial Officer	March 25, 2008
Gilad Gat	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Yoav Bitter	Director	March 25, 2008
Yoav Bitter

/s/ Sagi Matza	Director	March 25, 2008
Sagi Matza

INDEX TO FINANCIAL STATEMENTS

GSV, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
GSV, Inc.

We have audited the accompanying consolidated balance sheet of GSV, Inc. (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, the Company adopted FIN 48,  Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, effective January 1, 2007.

The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern. As more fully described in note 1, the Company has incurred recurring operating losses, and it has negligible working capital as of December 31, 2007. The Company's expected future sources of revenue will be derived from its investments in oil and gas wells. However, the attainment of profitability from these investments is not assured. The Company will be required to obtain financing to fund drilling and development to recover its investment in geologic studies and to pay certain indebtedness as it becomes due. In addition, the discovery of proved reserves in properties under evaluation is not assured. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to overcome this uncertainty are also described in note 1. The accompanying consolidated financial statements do not include any adjustments which may be necessary if the Company is unable to continue as a going concern.

/s/ UHY LLP
New Haven, Connecticut
March 28, 2008

PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

GSV, Inc.
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$398,261
Accounts receivable and other current assets	170,094
Total current assets	568,355
INVESTMENTS
Internet related	50,000
Geologic studies	2,316,721
Oil and gas wells, net of accumulated depletion of $977,225	45,578
2,412,299

Total assets	$2,980,654

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$558,125
Accounts payable	98,030
Other current liabilities	106,352
Accrued interest	121,899
Total current liabilities	884,405

LONG-TERM DEBT, LESS CURRENT PORTION	178,125
Total liabilities	1,062,530

STOCKHOLDERS' EQUITY
Series B preferred stock, $0.001 par value; 1,500,000 shares authorized; 1,500,000 shares issued and outstanding	1,500
Series C preferred stock, $ 0.001 par value; 200,000 shares authorized, issued and outstanding	200
Common stock, $0.001 par value; 75,000,000 shares authorized; 7,671,303 shares issued	7,671
Additional paid-in capital	41,048,955
Treasury stock (168, 600 shares) - at cost	(558,998)
Accumulated deficit	(38,581,204)
Total stockholders' equity	1,918,124
Total liabilities and stockholders' equity	$2,980,654

The accompanying notes are an integral part of the financial statements.

GSV, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2007	2006
Revenues from oil and gas investments	$837,760	$263,867
General and administrative expenses	625,172	372,551

Income (loss) from operations	212,587	(108,684)

Interest expense	56,537	56,937
NET INCOME (LOSS)	$156,050	$(165,621)

Net income (loss) per common share:
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)

Weighted average common shares outstanding:
Basic	7,502,703	7,502,703
Diluted	10,285,560	7,502,703

The accompanying notes are an integral part of the financial statements.

GSV, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred stock, Series B		Preferred stock, Series C		Common stock		Additional			Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Treasury Stock	Accumulated deficit	Stockholders' Equity
December 31, 2005	1,500,000	$1,500	-	$-	7,472,703	$7,641	$41,016,185	$(558,998)	$(38,571,633)	$1,894,695

Issuance of common stock for option exercise	-	-	-	-	30,000	30	2,970	-	-	3,000
Issuance of preferred stock for settlement of lease obligation			200,000	200	-	-	29,800	-	-	30,000
Net Loss	-	-	-	-	-	-	-	-	(165,621)	(165,621)

December 31, 2006	1,500,000	1,500	200,000	200	7,502,703	7,671	41,048,955	(558,998)	(38,737,254)	1,762,074

Net Income	-	-	-	-	-	-	-	-	156,050	156,050

December 31, 2007	1,500,000	$1,500	200,000	$200	7,502,703	$7,671	$41,048,955	$(558,998)	$(38,581,204)	$1,918,124

The accompanying notes are an integral part of the financial statements.

GSV, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006

OPERATING ACTIVITIES
Net income (loss)	$156,050	$(165,621)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Preferred Stock issued for settlement	-	30,000
Depreciation	2,424	3,000
Depletion	259,864	62,033
Changes in operating assets and liabilities
Account receivable and other current assets	(66,119)	114,217
Accounts payable and other current liabilities	138,989	(2,419)
Net cash provided by operating activities	491,208	41,209

INVESTING ACTIVITIES
Investment in oil and gas wells	(111,206)	(177,688)
Net cash used by investing activities	(111,206)	(177,688)

FINANCING ACTIVITIES
Repayment of long-term debt	(20,000)	-
Cash received from exercised options	-	3,000
Net cash (used) provided by financing activities	(20,000)	3,000
Net change in cash	360,002	(133,479)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	38,260	171,738
CASH AND CASH EQUIVALENTS, END OF YEAR	$398,261	$38,260
SUPPLEMENTAL INFORMATION
Cash paid for interest	$20,000	$20,000

The accompanying notes are an integral part of the financial statements

GSV, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

GSV Inc. (the “Company”) manages investments in oil and gas wells. The Company currently is seeking additional related opportunities. The Company also has limited internet related investments.

2. Summary of Significant Accounting Policies

Presentation as a Going Concern

The Company has incurred substantial operating losses, resulting in an accumulated deficit of $38,581,204 as of December 31, 2007. Its current investments are limited to certain oil and gas producing properties in Louisiana and an interest in Century Royalty. Century Royalty’s primary asset consists of geologic studies to exploit oil and gas properties that are not owned and one completed producing gas wells. In recent periods cash flows from the Company’s oil and gas investments has been sufficient to enable the Company to fund its operating, investing and financing needs. However, the Company will be required to obtain additional financing to fund drilling and development to recover its investment in geologic studies and to pay certain indebtedness as it becomes due. There is no assurance that the Company will obtain additional adequate financing nor is there any assurance that proved reserves will be discovered. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company considers Century Royalty a variable interest entity and, as such, consolidates the financial statements of Century Royalty with these of the Company. The Company is responsible for all of Century Royalty’s liabilities and is entitled to all of its net income until the production payout is reached, which at March 1, 2008 was $2,656,289. The Company is entitled to 75% of the net income thereafter.

Cash and Cash Equivalents

The Company considers all short-term marketable securities with a maturity of three months or less when purchased to be cash equivalents. From time-to-time, the Company maintains cash balances in excess of FDIC insured limits.

Advertising

Advertising costs are expensed as incurred. Advertising expense was insignificant in 2007 and 2006.

Investments
Internet-related

The Company has an investment in an internet related company that is accounted for using the cost method. This investment is reviewed at least annually for impairment.

Oil and gas wells and Geologic studies

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

Geologic studies represent costs associated with properties on which the Company is performing exploration activities or intends to commence such activities. Geologic studies are reviewed annually for impairment or reduction in value based on expected conditions in properties under evaluation. The Company believes that the properties underlying the geologic studies will be substantially evaluated within the next 6 to 12 months and it will begin to amortize these costs at such time. The evaluation will be influenced by the receipt of independent engineering reports from independent consultants. When these reports become available the Company will adjust the value of the geological studies accordingly. If the report shows that the reserves are low the Company may be required to write-down the geologic studies to reserve value or possibly write them off completely.

Asset Retirement Obligations

The Company has obligations to remove tangible equipment and facilities and to restore land at the end of oil and gas production operations. These removal and restoration obligations are associated with plugging and abandoning wells. Estimating the future restoration and removal costs is difficult and requires the Company to make estimates and judgements because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. Inherent in the present value calculations are numerous assumptions and judgements including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlements and changes in the legal, regulatory, environmental and political environments. The present value of Company's portion of the asset retirement obligation of the Louisiana wells is $7,092, which the Company expects to incur in 2009. The Company is recognizing this expense over the life of the wells, and has accrued $6,492 as of December 31, 2007, which is included in other current liabilities.

Property and Equipment

The Company's property and equipment is fully depreciated as of December 31, 2007. Depreciation expense for 2007 and 2006 was recognized by the straight-line method over the lives of the assets which ranged from three to ten years.

Revenue Recognition

Revenue from oil and gas investments is recognized when produced by the operator.

Income Taxes

The Company recognizes deferred income tax assets and liabilities on differences between the financial reporting and income tax bases of assets and liabilities and net operating loss and capital loss carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided to the extent that it is more likely than not that the Company will not be able to utilize deferred income tax assets in the future.

Fair Value of Financial Instruments

In general, the fair value of all reported assets and liabilities that represent financial instruments approximate their carrying values. The fair value of the internet related investment is not readily determinable.

Net Income (loss) Per Common Share

Basic earning (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding at year end. Diluted earning (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding.

A summary of the denominators used to compute basic and dilutive earnings (loss) per share follow:

	2007	2006
Weighted average shares outstanding - used to compute basic earnings (loss) per share	7,502,703	7,502,703
Dilution applicable to:
Warrant	1,142,857	-
Convertible note payable	140,000	-
The Series B Stock	1,500,000	-
Weighted average shares outstanding - used to compute diluted earnings (loss) per share	10,285,560	7,502,703

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. In the case where it is determined that a new accounting pronouncement effects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial reporting, and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. New pronouncements assessed by the Company are discussed below:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. This statement simplifies and codifies fair value related guidance previously issued and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS 157 will significantly effect its financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are limited to, accounts receivable, accounts payable, and issued debt. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of adopting SFAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141(R) in the first quarter of 2009 and apply its provisions to any acquisition after the adoption date.

3. Investments in oil and gas wells

The Company has working interests in two oil and gas wells in Louisiana. Production from the wells in Louisiana was suspended temporarily on or about February 9, 2006, because the water level had risen in one of the wells. On or about May 8, 2006, work to recomplete the wells in a different sand zone was completed and production was restarted. The wells returned to full production at the beginning of July 2006. The Company’s share of the costs of recompletion was $70,300. The delay between sales of gas by the operator and the Company’s receipt of payments from the operator reduced revenues in the second and third quarters of 2006. An independent reserve study performed, effective January 2008, estimated that the remaining reserve in the wells including PDP and PDNP, net of expenses and discounted at 10%, was $985,829.

The Company has interests in certain oil and gas properties in Texas and an undivided one-third interest in Century Royalty, which manages oil and gas properties in Texas and Louisiana. Century Royalty also holds the rights to certain geologic studies that are included under the caption "Investments" in the accompanying balance sheet. These geologic studies are being carried at cost. On June 28, 2006, the working interest partnership of which Century Royalty is a member commenced drilling on one of the prospects and planned to commence drilling on a second prospect once the first was completed. The costs of drilling these prospects were expected to exceed Century Royalty’s carried interest in the working interest partnership. On June 20, 2006, the Company agreed to contribute a maximum of $100,000 towards the drilling of the first prospect and decrease its working interest in these two prospects to 11.918%.

On October 5, 2006, the Company announced the successful completion of drilling in the first prospect, located in Liberty County, Texas. The pipeline tie-in of the "Friendswood No. 2 RE" gas well was completed successfully in June 2007. On or about September 14, 2007, efforts to increase the pressure of the flow of gas from the well were successful and the sale of gas through the pipeline commenced. On February 4, 2008, fracturing of the well was completed successfully. All 1150 bbls of frac water have been recovered, and the well has been tested at various pressures. On February 21, 2008, the well was put back on line full-time. Although the Company has not yet completed a study to evaluate the underlying reserves, it believes that the reserves are at least adequate to recover the costs of the geologic studies.

In October 2006, the Company granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return, the Company received a 2% carried interest in the proposed well until completion, and a 2% working interest thereafter. The "Shirley Gay" well was completed in March 2007. Pipeline tie-in was completed in February 2008 and sales began shortly thereafter. The Company expects to start receiving proceeds from sales in the second quarter of 2008. Through March 1, 2008, the Company’s expenses related to completion of the "Shirley Gay" well total $25,547. The Company is currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

The working interest partnership began a drilling program for the subject properties in 2006. If the drilling program is not successful, the Company will likely record an impairment loss of some or all of the carrying value of its geologic studies.

4. Preferred stock

Series B Preferred Stock (the "Series B Stock") is convertible at any time at the holder’s option into a number of shares of common stock equal to $1.00 divided by the conversion price then in effect. The conversion price is initially $1.00. No dividends are payable on the Series B Stock, except that in the event dividends are declared with respect to common stock, each holder of a share of the Series B shall be entitled to receive an amount equal to the amount of dividends that would have been paid on the shares of common stock issuable upon conversion of such shares of the Series B Stock had such shares been converted into common stock immediately before such dividend was declared. Upon any liquidation event, as defined, the holders of the outstanding Series B Stock will be entitled to be paid an amount equal to $1.00 per share plus the amount of any declared and unpaid dividends thereon. If upon any liquidation event, the net assets of the Company are insufficient to permit payment in full of such preferential amount to the holders of Series B Stock then the entire net assets of the Company will be distributed ratably among the holders of the Series B Stock. The holder of 200,000 shares of Series B Stock has pledged such shares as collateral for the note payable to D. Emerald Investments, Ltd.

On January 3, 2006, the Company issued 200,000 shares of Series C Preferred Stock (the "Series C Stock") to 116 Newark Avenue Corporation. Each share of the Series C Stock is convertible at any time into a number of shares of common stock equal to $1.00 divided by the conversion rate then in effect. No dividends are payable on the Series C Stock. On January 9, 2008, the Company entered into an agreement with 116 Newark to amend and restate the terms of the promissory note. Pursuant to the agreement, the Company paid all accrued and unpaid interest on the promissory note through the date of the agreement, and the original note was amended and restated in a substitute note with a maturity date of December 20, 2009. The Company agreed to pay the substitute note’s outstanding principal balance of $356,249 in monthly installments through December 2009. Payment and performance under the substitute note has been guaranteed by the holder of 356,249 shares of the Series B Stock.

On October 27, 2006, the Company issued and sold an aggregate of 30,000 shares of common stock at a price of $0.10 per share to Walter M. Epstein upon his exercise of an option to purchase such shares. The instrinsic value of the options exercised was $600.

5. Stock Options and Warrant

The Company has a single stock option plan. Under this plan, stock options may be granted to directors, officers, employees, and consultants of the Company. As of December 31, 2007, options for 600,000 shares of common stock are available for issuance.

A summary of stock option maturity follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	440,000	$0.54
Granted	—	—
Cancelled	(40,000)	0.20
Exercised	(30,000)	0.10
Outstanding at December 31, 2006	370,000	$0.60
Granted	—	—
Cancelled	—	—
Exercised	—	—
Outstanding at December 31, 2007	370,000	$0.60

All options granted and outstanding as of January 1, 2006 were fully vested and excercisable. As of December 31, 2007, the exercise price of the outstanding options exceeds its fair market value.

As of December 31, 2007 and 2006, a warrant issued prior to December 31, 2005 to purchase 1,142,857 shares of common stock at $0.70 a share was outstanding. The warrant expires, as amended in 2007, on July 10, 2008.

6. Long-term debt

Long-term debt consist of :

Note payable to Brooks Station Holdings, Inc. with interest at 8%, due September 1, 2008 (as ammended in 2007)	$180,000
Note payable to D. Emarald Investments, Ltd., with interest at 8%, due May 8, 2008 (as ammended in 2007) (1)	200,000
Note payable to 116 Newark Ave Corp., due in monthly installments of $14,844, with interest at 7%, due December 20, 2009 (as ammended in 2008)	356,249

736,249
Less current portion	558,125
$178,125

(1) Convertible into 140,000 shares of common stock.

7. Leases

The Company leases office space under a revolving six-month operating lease. Future minimum lease payments on this operating lease for 2008 are approximately $8,400.

Rent expense was $24,264 in 2007 and $30,513 in 2006.

8. Income Taxes

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. FIN 48 clarifies and sets forth consistent rules for accounting for uncertain income tax positions in accordance with FAS 109 Accounting for Income Taxes. There were no material unrecognized income tax benefits upon adoption. Further, no significant changes in the unrecognized income tax benefits are expected to occur over the next year. Due to the Company’s net operating loss position in the U.S., any subsequent recognition of these tax benefits would not likely change the Company’s effective tax rate.

Historically the Company has not accrued or paid significant interest and penalties for underpayments of income taxes. Interest and penalties related to underpayment of income taxes would be classified as a component of income tax expense in the consolidated statement of operations. No interest and penalties for underpayments of income taxes were required to be accrued through December 31, 2007.

The Company has not extended the statute of limitations to assess additional taxes and has effectively settled U.S. Federal tax positions taken through 2002 in accordance with FSP FIN 48-1. However, the Company is subject to adjustment in each of these periods, to the extent of its net operating loss carry forwards. The open tax years are 1998 through 2007 for U.S. state and local jurisdictions.

A reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	2007	2006
U.S. federal statutory tax rate	(34)%	(34)%
State taxes	(0)	(0)
Change in valuation allowance	34	34

Effective income tax rate	0%	0%

The tax effects of temporary differences that give rise to deferred income taxes follow:

	2007	2006
Deferred income tax assets:
Oil and gas properties	$103,388	$111,243
Net operating loss carry-forwards	8,121,211	7,579,082
Capital loss carry forwards	706,492	655,588
Other	-	(919,638)

Total gross deferred income tax assets	8,931,092	7,426,275
Valuation allowance	(8,931,092)	(7,426,275)

Net deferred income tax assets	$-	$-

At December 31, 2007, the Company had available, for federal income tax purposes, net operating loss (“NOL”) carry-forwards of approximately $24.3 million and capital loss carry-forwards of approximately $1.9 million expiring in varying amounts from 2013 through 2026.

Certain transactions involving the Company’s beneficial ownership have occurred in prior years, which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, approximately $22.8 million of the NOL carry-forwards may be subject to certain limitations. The Company has not yet determined if any of the NOL generated through 2007 will be subject to limitation under Section 382.

9. Unaudited Oil and Gas Reserve Quantities

This section provides information required by Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities.”

The following unaudited reserve estimates were prepared internally, based upon a study conducted by Pressler Petroleum Consultants, Inc., an independent engineering company, as of January, 2008, and adjusted by the Company for production through Dec. 31, 2007. There are many uncertainties inherent in estimated proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. The Company communicates with Southwest Energy Production Company, the operator of the two wells in Louisiana until November 1, 2006, and with White Oak Operating Company LLC, the operator of the two wells in Louisiana, since November 1, 2006 on a regular basis, obtaining daily production trends, the amount of water produced in the wells, output pressures and choke position. The Company then reviews the data from the operator with an independent engineering consultant hired by the Company to obtain a reserve estimate, as none of the Company’s employees have the engineering or geologic expertise to provide reserve estimates. Finally, the Company compares the resulting data with the reports produced by Pressler Petroleum Consultants. To date the differences have not been material and the Company has adopted the Pressler reports. In the event there are material differences in the future the Company intends to confer with Pressler and the Company’s independent engineering consultant in order to understand the reasons for the differences and come to a conclusion regarding the appropriate reserve estimate.

The Company is awaiting the completion of the engineering reports regarding the Friendswood # 2 re and the Shirley gay prospects that have started production recently. These reports are being prepared by Pressler as well. The Company is in constant contact with the operators of these well and monitors the production and activity.

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

Unaudited net quantities of proved and proved developed reserves of crude oil (including condensate) and natural gas, all of which are located within the continental United States, are summarized below:

Changes in Proved Reserves:

	(BBLS)	(MCF)
Estimated quantity, December 31, 2005	1,613	58,501
Production	(1,209)	(33,213)
Revisions of previous estimates	3,140	80,158
Estimated quantity, December 31, 2006	3,544	105,446
Production	(3,131)	(94,239)
Acquisitions	—	—
Discoveries	—	—
Revisions of previous estimates	3,916	116,139

Estimated quantity, December 31, 2007	4,329	127,346

Proved developed reserves:

Oil (BBLS)

December 31, 2006	3,544
December 31, 2007	4,329

Gas (MCF)

December 31, 2006	105,446
December 31, 2007	127,346

Proved undeveloped reserves:

Oil (BBLS)

December 31, 2007	—
December 31, 2006	—

The following table presents a standardized measure of the discounted future net cash flows attributable to the Company’s proved oil and gas reserves. Future cash inflows were computed by applying period-end prices of oil and gas to the estimated future production of proved oil and gas reserves. The future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future unexpected costs or changes in production could affect discounted future net cash flows.

A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair market value of the Company’s oil and gas properties.

	December 31,
	2007	2006

Future cash inflows	$1,258,684	$876,860
Future development and production costs	(168,108)	(193,800)

Future net cash flows	1,090,576	683,060
10% annual discount for Estimating timing of cash flows	(104,747)	(88,946)

Standardized measure of discounted future net cash flows	$985,829	$594,114

Changes in Standardized measure are as follows:

Standardized measure of discounted future net cash flows, December 31, 2006 and 2005	$594,114	$263,847

Purchase of reserves in place	—	—

Changes in price, net of future production costs	197,695	(75,491)

Changes in estimated future development costs	(57,500)	(37,208)

Changes in estimated quantities	1,184,474	694,960

Changes due to operations:
Production	(956,463)	(283,332)
Accretion of discount	15,801	15,588

Other	7,728	15,750

Standardized measure of discounted future net cash flows, December 31, 2007 and 2006	$985,829	$594,114

For purposes of its depletion calculation, the Company excluded from its amortization base certain exploration costs, comprising geologic studies, on specified properties, until it has been determined that proved reserves are contained within the subject properties. The Company is currently in the process of evaluating a prospect associated with the geologic study. The well was drilled in late 2006, tied into pipeline during mid-2007 and was fractured in early 2008. A reserve study at this time would not be meaningful as enough data is not available. The Company expects to obtain a reserve report on this property in the near-term at which time the geologic study with be evaluated.

As of December, 31, 2007, the following capitalized costs by category have been excluded from the amortization base:

Acquisition	$—
Exploration	2,316,721
Development	—
Capitalized interest	—

The Company incurred the costs as follows:

2007	$—
2006	—
2005	—
2004	—
2003 and prior	2,316,721

Exhibit Index

Exhibit No.	Description
10.28	Form of Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated August 31, 2008
10.29	Form of Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated March 11, 2008
23.1	Consent of UHY LLP
31.1	Section 302 Certification
32.1	Section 906 Certification
99.1	Risk Factors