Form 10-Q
period 2008-03-31
GSV INC
filed 2008-05-14
CIK 1051591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-23901

GSV, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3979226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

191 Post Road West, Westport, CT	06880
(Address of principal executive offices)	(Zip Code)

(203) 221-2690
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 5, 2008, there were 7,502,703 shares of common stock outstanding, excluding 168,592 shares held in treasury.

GSV, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GSV, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

ASSETS	March 31, 2008	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$424,159	$398,261
Accounts receivable and other current assets	217,718	170,094
Total current assets	641,877	568,355
Investments:
Internet related	50,000	50,000
Geologic studies	2,316,721	2,316,721
Oil and gas wells, net of accumulated depletion of $995,095 at March 31, 2008 and $977,225 at December 31, 2007	62,359	45,578
	2,429,081	2,412,299

Total assets	$3,070,958	$2,980,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$102,035	$98,030
Current portion of long-term debt	526,193	558,125
Other current liabilities	114,001	106,352
Accrued interest	69,283	121,899
Total current liabilities	811,511	884,405

LONG-TERM DEBT, LESS CURRENT PORTION	124,645	178,125
Total liabilities	936,156	1,062,530

STOCKHOLDERS’ EQUITY
Series B preferred stock, $0.001 par value; 1,500,000 shares authorized, issued and oustanding	1,500	1,500
Series C preferred stock, $ 0.001 par value; 200,000 shares authorized, issued and oustanding	200	200
Common stock, $0.001 par value; 75,000,000 shares authorized; 7,671,303 shares issued	7,671	7,671
Additional paid-in capital	41,048,955	41,048,955
Treasury stock (168,592 common shares) - at cost	(558,998)	(558,998)
Accumulated deficit	(38,364,526)	(38,581,204)
Total stockholders’ equity	2,134,802	1,918,124
Total liabilities and stockholders’ equity	$3,070,958	$2,980,654

The accompanying notes are an integral part of the financial statements.

GSV, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three months ended March 31,
	2008	2007
Revenues from oil and gas investments	$354,543	$150,142
General and administrative expenses	151,146	112,154

Income from operations	203,397	37,988

Gain on settlement of indebtedness	23,863	-
Interest expense	(10,583)	(14,234)

NET INCOME	$216,677	$23,754

Net income per common share:
Basic	$0.03	$0.00
Diluted	$0.02	$0.00

Weighted average common shares
Basic	7,502,703	7,502,703
Diluted	10,285,560	10,285,560

The accompanying notes are an integral part of the financial statements.

GSV, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three months ended March 31,
	2008	2007

OPERATING ACTIVITIES
Net income	$216,677	$23,754
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	-	750
Gain on settlement of indebtedness	(23,863)	-
Depletion	17,872	35,642
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(47,624)	(33,435)
Accounts payable and other current liabilities	(40,963)	63,503
Net cash provided by operating activities	122,100	90,214

INVESTING ACTIVITIES
Investment in oil and gas wells	(34,654)	(6,139)
Net cash used by investing activities	(34,654)	(6,139)

FINANCING ACTIVITIES
Repayment of long-term debt	(61,548)	-
Net cash used by financing activities	(61,548)	-
Net change in cash	25,898	84,075

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	398,261	38,260
CASH AND CASH EQUIVALENTS, END OF PERIOD	$424,159	$122,335
SUPPLEMENTAL INFORMATION
Cash paid for interest	$60,216	$-

The accompanying notes are an integral part of the financial statements

GSV, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

GSV Inc. (the “Company”) manages investments in oil and gas wells. The Company currently is seeking additional related opportunities. The Company also has limited internet related investments.

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for complete financial statements are not included. These financial statements should be read in conjunction with the financial statements and accompanying notes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (consisting primarily of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

The Company has incurred substantial operating losses, resulting in an accumulated deficit of $38,364,526 as of March 31, 2008. Its current investments are limited to certain oil and gas producing properties in Louisiana and an interest in Century Royalty. Century Royalty’s primary asset consists of geologic studies to exploit oil and gas properties. One prospect, “Friendswood No. 2 RE,” has been successfully completed and in June 2007 was successfully tied into a pipeline. On or about September 14, 2007, efforts to increase the pressure of the flow of gas from the well were successful and the sale of gas through the pipeline commenced. On February 4, 2008, fracturing of the well was completed successfully. All 1150 bbls of frac water have been recovered, and the well has been tested at various pressures. On February 21, 2008, the well was put back on line full-time. Although the Company has not yet completed a study to evaluate the underlying reserves, it believes that the reserves are at least adequate to recover the costs of the geologic studies. Century Royalty and its partners are preparing to commence drilling a second well near “Friendswood No. 2 RE” in the near future. Timing of work on the second well is dependent on securing sufficient financing and the completion of the engineering report.

In recent periods cash flows from the Company’s oil and gas investments have been sufficient to enable the Company to fund its operating, investing and financing needs. However, the Company will be required to obtain additional financing to fund drilling and development to recover its investment in geologic studies and to pay certain indebtedness as it becomes due. There is no assurance that the Company will be able to obtain additional adequate financing nor is there any assurance that proved reserves will be discovered. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company’s financial statements. The Company does not believe that the application of SFAS 157 to non-financial assets and liabilities will significantly affect its financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts receivable, accounts payable, and issued debt. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards.

As of March 31, 2008, the Company’s financial assets included an investment in an internet related company. This investment is carried at cost and reviewed periodically for impairment. In connection therewith, fair value is estimated under FAS 157 based on third party valuation models (i.e., Level 2 as defined under SFAS 157) and compared to cost. There was no impairment loss during the quarter ended March 31, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will apply the provisions of SFAS 141(R) to any acquisition after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Accounting for Noncontrolling Interests.” SFAS 160 clarifies the classification of noncontrolling interests in consolidated balance sheets and reporting transactions between the reporting entity and holders of noncontrolling interests. Under this statement, noncontrolling interests are considered equity and reported as an element of consolidated equity. Further, net income encompasses all consolidated subsidiaries with disclosure of the attribution of net income between controlling and noncontrolling interests. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008. Currently, there are no noncontrolling interests in any of the Company’s subsidiaries.

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

The Company has interests in certain oil and gas properties in Texas and an undivided one-third interest in Century Royalty, which manages oil and gas properties in Texas and Louisiana. Century Royalty also holds the rights to certain geologic studies that are included under the caption “Investments” in the accompanying balance sheet. These geologic studies are being carried at cost. On June 28, 2006, the working interest partnership of which Century Royalty is a member commenced drilling on one of the prospects and planned to commence drilling on a second prospect once the first was completed. The costs of drilling these prospects were expected to exceed Century Royalty’s carried interest in the working interest partnership. On June 20, 2006, the Company agreed to contribute a maximum of $100,000 towards the drilling of the first prospect and decrease its working interest in these two prospects to 11.918%.

On October 5, 2006, the Company announced the successful completion of drilling in the first prospect, located in Liberty County, Texas. The pipeline tie-in of the “Friendswood No. 2 RE” gas well was completed successfully in June 2007. On or about September 14, 2007, efforts to increase the pressure of the flow of gas from the well were successful and the sale of gas through the pipeline commenced. On February 4, 2008, fracturing of the well was completed successfully. All 1150 bbls of frac water have been recovered, and the well has been tested at various pressures. On February 21, 2008, the well was put back on line full-time. Since then, it has produced around 350 - 400 Mcf per day, up from about 60 Mcf per day prior to fracturing. The well continues to produce a small amount of water, up to about 20 bbls per day. An independent engineering company has been hired to conduct a reserve and engineering report to establish the estimated size and projected cash flow to be generated by the well. The engineering report has not yet been completed because the flow of gas from the well has not yet become sufficiently steady and established. Based on initial reports, the Company expects that up to four additional wells may be required to obtain maximum flow from the anticipated reserves. Century Royalty and its partners are preparing to commence drilling a second well near “Friendswood No. 2 RE” in the near future.

In October 2006, the Company granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return, the Company received a 2% carried interest in the proposed well until completion, and a 2% working interest thereafter. The “Shirley Gay” well was completed in the beginning of March 2007. Pipeline tie-in was completed in February 2008 and sales began shortly thereafter. The Company started to receive proceeds from these sales in April 2008. Through March 1, 2008, the Company’s expenses related to completion of the “Shirley Gay” well total $25,547. The Company is currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

When the engineering reports on the “Friendswood No. 2 RE” and “Shirley Gay” wells become available, the Company will adjust the value of the geological studies accordingly. If the report shows that the reserves are low the Company will likely record an impairment loss of some or all of the carrying value of its geologic studies.

5. Net Income Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding at period end. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

A summary of the denominators used to compute basic and dilutive earnings per share follow:

	March 31
	2008	2007
Weighted average shares outstanding - used to compute basic earnings per share	7,502,703	7,502,703
Dilution applicable to:
Warrant	1,142,857	1,142,857
Convertible note payable	140,000	140,000
The Series B Stock	1,500,000	1,500,000
Weighted average shares outstanding - used to compute diluted earnings per share	10,285,560	10,285,560

6. Lease Termination and Issuance of Series C Preferred Stock

On January 9, 2008, the Company entered into an agreement, dated as of January 3, 2008, with 116 Newark Avenue Corporation (“116 Newark”) to amend and restate the terms of a promissory note issued to 116 Newark dated as of November 30, 2005. Pursuant to the agreement, the Company paid all accrued and unpaid interest on the promissory note through the date of the agreement, and the original note was amended and restated in a substitute note with a maturity date of December 20, 2009. The Company agreed to pay the substitute note’s outstanding principal balance of $356,249 in 24 consecutive monthly installments of $14,844, each payable on or before the 20th day of the month, beginning in January 2008. The amended note was non-interest bearing, therefore, the Company discounted the note at its original interest rate of 7 percent resulting in a gain on settlement of indebtedness of $23,863. Payment and performance under the substitute note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of the Company’s Series B Preferred Stock to 116 Newark.

7. Income Taxes

Income taxes otherwise required to be provided for all periods presented have been eliminated as a result of net operating loss carryover benefits realized.

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

Through Cybershop we also own interests in certain oil and gas properties in Texas and an interest in Century Royalty LLC (“Century Royalty”), a Texas limited liability company that manages the oil and gas properties in Texas and holds a portion of our interests in the oil and gas wells in Louisiana. Century Royalty also holds the rights to certain geologic studies. Century Royalty was a member of a working interest partnership that identified several prospects derived from the geological studies and worked towards drilling these prospects. Century Royalty had a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $1.25 million of investment, whichever came first. Century Royalty continues to have a 20% participation interest in all subsequent wells drilled in the first 5 prospects. As these joint interest partnership agreements have expired, they relate only to prospects for which leases have already been taken and not expired. We are entitled to the first $4,168,659 of net income in Century Royalty and to 75% of net income thereafter. We have received $1,512,370 of this amount as of March 31, 2008. Due to the existence of these revenue overrides, the operations of Century Royalty are included in the accompanying statements of operations.

On June 28, 2006, the working interest partnership of which Century Royalty was a member commenced drilling on one of the prospects and planned to drill on a second prospect once the first was completed. The costs of drilling these prospects were expected to exceed Century Royalty’s carried interest in the working interest partnership. On June 20, 2006, we agreed to contribute a maximum of $100,000 towards the drilling of these two prospects and decrease our working interest in these two prospects to 11.918%.

On October 5, 2006, we announced the successful completion of drilling in the first prospect, located in Liberty County, Texas. The pipeline tie-in of the “Friendswood No. 2 RE” gas well was completed successfully in June 2007. On or about September 14, 2007, efforts to increase the pressure of the flow of gas from the well were successful and the sale of gas through the pipeline commenced. On February 4, 2008, we successfully completed fracturing of the well. All 1150 bbls of frac water have been recovered, and the well has been tested at various pressures. On February 21, 2008, the well was put back on line full-time. Since then, it has produced around 350 - 400 Mcf per day, up from about 60 Mcf per day prior to fracturing. The well continues to produce a small amount of water, up to about 20 bbls per day. An independent engineering company has been hired to conduct a reserve and engineering report to establish the estimated size and projected cash flow to be generated by the well. The engineering report has not yet been generated because the flow of gas from the well has not yet become sufficiently steady and established. Based on initial reports, we expect that up to four additional wells may be required to obtain maximum flow from the anticipated reserves. Century Royalty and its partners are preparing to commence drilling a second well near “Friendswood No. 2 RE” in the near future.

In October 2006, we granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return, we received a 2% carried interest in the proposed well until completion, and a 2% working interest thereafter. The “Shirley Gay” well was completed in the beginning of March 2007. Pipeline tie-in was completed in February 2008 and sales began shortly thereafter. We started to receive proceeds from these sales in April 2008. Through March 1, 2008, our expenses related to completion of the “Shirley Gay” well total $25,547. We are currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

When the engineering reports on the “Friendswood No. 2 RE” and “Shirley Gay” Wells become available, we will adjust the value of the geological studies accordingly. If the report shows that the reserves are low we may be required to write-down their value or possibly write them off completely.

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

Our principal stockholder is Polystick U.S. Corp. (“Polystick”). The sole shareholder of Polystick is RT Sagi Holding Ltd., an Israeli corporation. The sole stockholder of RT Sagi and indirect owner of Polystick is Mr. Sagi Matza. Effective as of the consummation of the Merger, Mr. Matza was appointed to our board of directors as the designee of Polystick. Polystick has the right to elect two additional persons to our board of directors but has not yet done so.

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

In June 2001, we sublet to Nekema.com our former offices in Jersey City, New Jersey through December 31, 2008. The rent on the sublease was guaranteed by Lumbermens Mutual Casualty Company, d/b/a Kemper Insurance Company, until May 2003. In September 2002 Nekema ceased business operations and defaulted on the sublease. Kemper Insurance Company made all payments of rent due under the sublease through May 2003. We ceased paying rent under the lease for this space in July 2003. On May 5, 2004 we filed a proof of claim against Nekema’s estate in the United States Bankruptcy Court for the Southern District of New York. The proof of claim was for the total sum of $421,455.15 as permitted by law and the court approved a settlement of $363,048.88. On November 15, 2005, the trustee in the bankruptcy filed a notice of filing of final accounts. On February 15, 2006, we received $22,300.77 in settlement of our claim.

On January 3, 2006, we entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation (“116 Newark”), dated as of November 30, 2005, pursuant to which we agreed to terminate the lease for our former offices in Jersey City, New Jersey. Under the terms of the agreement, we paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249.04 and 200,000 shares of Series C preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note bears interest at a rate of 7% per annum and is secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B Preferred Stock that it holds to 116 Newark. On January 9, 2008, we entered into an agreement, dated as of January 3, 2008, with 116 Newark to amend and restate the terms of the promissory note. Pursuant to the agreement, we paid all accrued and unpaid interest on the promissory note through the date of the agreement, and the original note was amended and restated in a substitute note with a maturity date of December 20, 2009. We agreed to pay the substitute note’s outstanding principal balance of $356,249.04 in 24 consecutive monthly installments of $14,843.71, each payable on or before the 20th day of the month, beginning in January 2008. The substitute note will not accrue interest, except that if any monthly installment is not received by 116 Newark within ten days of its applicable monthly installment date (the “Trigger Date”) then (i) interest at the rate of 7% per annum shall be deemed to have begun to accrue from the date of the agreement on the then unpaid principal balance of the substitute note, and shall continue to accrue until all principal and accrued interest on the substitute note is paid in full; (ii) all interest that is accrued and unpaid as of the Trigger Date shall be immediately due and payable on the Trigger Date; and (iii) with each monthly installment following the Trigger Date, we will pay all then accrued and unpaid interest on the unpaid principal balance of the substitute note through the relevant monthly installment date. Payment and performance under the substitute note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B Preferred Stock to 116 Newark.

Each share of Series C preferred stock is convertible at any time into a number of shares of common stock equal to $1.00 divided by the conversion rate then in effect. The terms upon which the Series C convertible preferred stock may be converted into common stock are set forth in the Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on January 3, 2006 (“Series C Certificate of Designations”). As of May 5, 2008, the Series C convertible preferred stock owned by 116 Newark was convertible into 200,000 shares of common stock.

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

Results of Operations

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

Revenues: Revenues for the quarter increased by $204,401 or 136.1%, to $354,543 in 2008 from $150,142 in 2007. This increase was due to increased production and increased oil and gas prices.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, depletion and general corporate expenses. General and administrative expenses increased by $38,992 or 34.8%, to $151,146 in the quarter ended March 31, 2008 from $112,154 in the quarter ended March 31, 2007, primarily as a result of an increase in administrative expenses which was offset by a decrease in depletion of the wells in Louisiana.

Interest expense: Interest expense for the quarter ended March 31, 2008 was $10,583 and for the quarter ended March 31, 2007 was $14,234. The decrease is a result of the reduction in outstanding debt.

Net Income: Net Income increased by $192,923 from net income of $23,754 in the first quarter of 2007, or $0.00 per basic and diluted common share, to net income of $216,677 in the first quarter of 2008, or $0.03 per basic and $0.02 for diluted common share.

Income taxes otherwise required to be provided for all periods presented have been eliminated as a result of net operating loss carryover benefits realized.

Liquidity and Capital Resources

Net cash provided by operations increased by 35%, or $31,887, from $90,214 for the three months ended March 31, 2007, to $122,100 for the three months ended March 31, 2008. The increase was due primarily to the increase in production of the Lousiana wells.

Net cash used by investing activities during the three months ended March 31, 2008, was $34,654, as compared to $6,139 in the corresponding period of the prior year. The increase relates to additional investments in Texas wells.

Net cash used by financing activities during the three months ended March 31, 2008, was $61,548, as compared to $0 used by financing activities in the prior year. The cash used in 2008 was attributable to a repayment of principal on notes payable.

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

Our principal stockholder, Polystick, entered into a guaranty and a pledge agreement with Emerald under which Polystick pledged 200,000 shares of our Series B convertible preferred stock as collateral security for the note. Polystick also entered into a voting agreement with Emerald under which Polystick agreed that if we fail to fully and timely fulfill our obligations to appoint or nominate a representative for election to our board of directors, then, at Emerald’s request, Polystick will vote its shares of Series B convertible preferred stock in favor of a nominee designated by Emerald in any election of directors occurring during such time and for so long as Emerald holds at least 85% of the common stock issued upon exercise of the warrant and conversion of the note. Polystick also agreed that, provided that Polystick continues to have the right to designate and elect three directors to the Company’s board of directors under the terms of the Series B convertible preferred stock, any such nominee will count as one of such directors. Additionally, Polystick agreed to use all its power and authority as provided by our by-laws and the Series B convertible preferred stock to convene, at Emerald’s request, meetings of stockholders as may be necessary to elect Emerald’s nominee to the board of directors.

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

On May 7, 2007, we entered into an agreement with Emerald dated as of May 7, 2007, pursuant to which we agreed to further extend and renew the note and the warrant. Under the terms of the agreement, the maturity date of the note was extended from January 10, 2008 to July 10, 2008, and Emerald’s right to convert the note and all accrued interest on the note into common stock at a price of $.70 per share was extended until any time prior to July 10, 2008. The term of the warrant was also extended from May 10, 2007 to May 10, 2008.

On January 3, 2006, we entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation, dated as of November 30, 2005, pursuant to which we agreed to terminate the lease for our former offices in Jersey City, New Jersey. Under the terms of the agreement, we paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249.04 and 200,000 shares of Series C preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matured on November 29, 2007 and bore interest at a rate of 7% per annum. Payment and performance under the promissory note was guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick pledged 356,249 shares of our Series B Preferred Stock that it holds to 116 Newark. 116 Newark has the right to include any shares of common stock received upon conversion of the Series C preferred stock and upon conversion of the pledged shares as part of any registration statement that we may file in connection with any public offering of our securities (excluding registration statements on Forms S-4 and S-8). On January 9, 2008, we entered into an agreement, dated as of January 3, 2008, with 116 Newark to amend and restate the terms of the promissory note. Pursuant to the agreement, we paid all accrued and unpaid interest on the promissory note through the date of the agreement, and the original note was amended and restated in a substitute note with a maturity date of December 20, 2009. We agreed to pay the substitute note’s outstanding principal balance of $356,249.04 in 24 consecutive monthly installments of $14,843.71, each payable on or before the 20th day of the month, beginning in January 2008. The substitute note will not accrue interest, except that if any monthly installment is not received by 116 Newark within ten days of its applicable monthly installment date (the “Trigger Date”) then (i) interest at the rate of 7% per annum shall be deemed to have begun to accrue from the date of the agreement on the then unpaid principal balance of the substitute note, and shall continue to accrue until all principal and accrued interest on the substitute note is paid in full; and (ii) all interest that is accrued and unpaid as of the Trigger Date shall be immediately due and payable on the Trigger Date; and (iii) with each monthly installment following the Trigger Date, we will pay all then accrued and unpaid interest on the unpaid principal balance of the substitute note through the relevant monthly installment date. Payment and performance under the substitute note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B Preferred Stock to 116 Newark.

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

Critical Accounting Policies and Use of Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the condensed financial statements. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them. The Company’s critical accounting policies and estimates include those related to oil and natural gas activities, full cost method, proved oil and natural gas reserves, depletion reserves, future development and abandonment costs, asset retirement obligations, and valuation of investment in non-publicly traded companies. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional information about the Company’s critical accounting policies and estimates, see Note 2 to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2007. There were no significant changes in critical accounting policies and estimates during the three months ended March 31, 2008.

New accounting pronouncements and the Company’s assessment of their impact on the financial statements are disclosed in Note 2 to the notes to consolidated financial statements contained herein.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Tabular Disclosure of Contractual Obligations

The following summarizes the Company’s estimated contractual obligations at March 31, 2008, and the effect such obligations are expected to have on its liquidity and cash flows in the future periods.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$650,838	$526,193	$124,645	0	0
Capital (Finance) Lease Obligations	0	0	0	0	0
Operating Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	0	0	0	0	0
Total	$650,838	$526,193	$124,645	0	0

Forward-Looking Statements
Some of the statements in this report are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions that are not statements of historical fact. You can identify these statements by the following words:
- “may”
- “will”
- “should”
- “estimates”
- “plans”
- “expects”
- “believes”
- “intends”
and similar expressions. We cannot guarantee our future results, performance or achievements. Our actual results and the timing of corporate events may differ significantly from the expectations discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward- looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, our limited operating history, history of losses, need to raise additional capital, the high risk nature of our business, and other risks described in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 4T. Controls and Procedures

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting, known to the chief executive officer and chief financial officer, that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

On May 13, 2008, GSV, Inc. (the “Company”) and Brooks Station Holdings, Inc. (“Brooks Station”) entered into an amended and restated promissory note, dated as of March 11, 2008 (the “Restated Note”). The Restated Note restates a promissory note made by the Company in favor of Brooks Station on July 21, 2003 to conform the terms of the instrument to an amendment agreement entered into by the parties as of March 11, 2008. The Restated Note has a principal amount of $160,000 and accrued interest of $22,533.33, bears interest at a rate of 8% per annum and matures on September 1, 2008. The Restated Note is secured by a lien on all of the Company’s assets.

Item 6. Exhibits

10.1	Agreement dated as of March 11, 2008, between the Registrant and Brooks Station Holdings, Inc.

10.2	Form of Amended and Restated Promissory Note issued to Brooks Station Holdings, Inc.

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2008
	By:	/s/ Gilad Gat
Gilad Gat Chief Executive Officer (principal executive officer) Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Agreement dated as of March 11, 2008, between the Registrant and Brooks Station Holdings, Inc.

10.2	Form of Amended and Restated Promissory Note issued to Brooks Station Holdings, Inc.

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.