Form 10-Q
period 2008-06-30
GSV INC
filed 2008-08-13
CIK 1051591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 5, 2008, there were 7,502,703 shares of common stock outstanding, excluding 168,592 shares held in treasury.

GSV, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GSV, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$545,803	$398,261
Accounts receivable and other current assets	270,503	170,094
Total current assets	816,306	568,355
INVESTMENTS:
Internet related	50,000	50,000
Oil and gas wells, net of accumulated depletion of $1,017,474 at June 30, 2008 and $977,225 at December 31, 2007	2,426,996	45,578
Geologic studies	—	2,316,721
	2,476,996	2,412,299

Total assets	$3,293,303	$2,980,654

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$67,306	$98,030
Current portion of long-term debt	326,193	558,125
Other current liabilities	125,966	106,352
Accrued interest	76,483	121,899
Total current liabilities	595,948	884,405

LONG-TERM DEBT, LESS CURRENT PORTION	283,097	178,125
Total liabilities	879,045	1,062,530

STOCKHOLDERS' EQUITY
Series B preferred stock: $0.001 par value; 1,500,000	1,500	1,500
shares authorized, issued and
oustanding
Series C preferred stock: $ 0.001 par value; 200,000	200	200
shares authorized, issued and outstanding
Common stock: $0.001 par value; 75,000,000 shares	7,671	7,671
authorized; 7,671,303 shares issued and outstanding
Additional paid-in capital	41,048,955	41,048,955
Treasury stock (168,592 shares) - at cost	(558,998)	(558,998)
Accumulated deficit	(38,085,070)	(38,581,204)
Total stockholders' equity	2,414,257	1,918,124
Total liabilities and stockholders' equity	$3,293,303	$2,980,654

The accompanying notes are an integral part of the financial statements.

GSV, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	For the six months ended June 30,
	2008	2007
Revenues from oil and gas investments	$812,692	$355,112
General and administrative expenses	319,656	241,556

Income from operations	493,036	113,556

Interest expense	(20,766)	(28,469)
Gain on settlement of indebtedness	23,863	—
NET INCOME	$496,133	$85,087

Net income per common share:
Basic	$0.07	$0.01
Diluted	$0.05	$0.01

Weighted average common shares
Basic	7,502,703	7,502,703
Diluted	10,285,560	10,285,560

The accompanying notes are an integral part of the financial statements.

GSV, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	For the three months ended June 30,
	2008	2007
Revenues from oil and gas investments	$458,149	$204,969
General and administrative expenses	179,742	129,402

Income from operations	278,407	75,567

Interest expense	(10,183)	(14,234)

NET INCOME	$268,224	$61,333

Net income per common share:
Basic	$0.04	$0.01
Diluted	$0.03	$0.01

Weighted average common shares outstanding:
Basic	7,502,703	7,502,703
Diluted	10,285,560	10,285,560

The accompanying notes are an integral part of the financial statements.

GSV, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the six months ended June 30,
	2008	2007

OPERATING ACTIVITIES
Net income	$496,133	$85,087
Adjustments to reconcile net income
to net cash flows provided by operating activities:
Depreciation	—	1,500
Gain on settlement of indebtedness	(23,863)	—
Depletion	40,251	88,752
Changes in operating assets and liabilities
Account receivable and other current assets	(100,409)	(80,719)
Accounts payable and other current liabilities	(56,526)	80,364
Net cash provided by operating activities	355,586	174,985

INVESTING ACTIVITIES
Investments in oil and gas wells	(104,948)	(22,813)
Net cash used by investing activities	(104,948)	(22,813)

FINANCING ACTIVITIES
Repayment of long-term debt	(103,096)	—
Net cash used by financing activities	(103,096)	—
Net change in cash	147,542	152,172

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	398,261	38,260
CASH AND CASH EQUIVALENTS, END OF YEAR	$545,803	$190,432
SUPPLEMENTAL INFORMATION
Cash paid for interest	$60,216	$—

The accompanying notes are an integral part of the financial statements.

GSV, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has incurred substantial operating losses, resulting in an accumulated deficit of $38,085,070 as of June 30, 2008. Its current investments are limited to certain oil and gas producing properties in Louisiana and an interest in Century Royalty LLC (“Century Royalty”), a Texas limited liability company that holds interests in oil and gas producing properties in Texas.

In recent periods cash flows provided by the Company’s oil and gas investments have been sufficient to enable the Company to fund its operating, investing and financing needs. However, the Company will be required to obtain additional financing to fund drilling and development and to pay certain indebtedness as it becomes due. There is no assurance that the Company will be able to obtain additional adequate financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (“FSP”) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company’s financial statements. The Company does not believe that the application of SFAS 157 to non-financial assets and liabilities will significantly affect its financial statements.

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

As of June 30, 2008, the Company’s financial assets included an investment in an internet related company. This investment is carried at cost and reviewed periodically for impairment. In connection therewith, fair value is estimated under FAS 157 based on third party valuation models (i.e., Level 2 as defined under SFAS 157) and compared to cost. There was no impairment loss during the quarter ended June 30, 2008.

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

Internet Related

The Company has made investments in four internet-related companies that have been accounted for using the cost method. Such investments are reviewed periodically for impairment. Impaired investments have been written down to a nominal amount.

Louisiana Oil and Gas Wells

The Company has working interests in two oil and gas wells in Louisiana. An independent reserve study, effective January 2008, estimated that the remaining reserve in the wells including PDP and PDNP, net of expenses and discounted at 10%, was $985,829. In June 2008 the well that had been producing oil and gas started to produce some water, and production of oil and gas from the well has fallen as a result. In any event, the Company fully expects to recover the carrying value of this asset.

Texas Oil and Gas Wells

The Company has interests in certain oil and gas properties in Texas and an undivided one-third interest in Century Royalty, which manages oil and gas properties in Texas and Louisiana. Century Royalty also holds the rights to certain geologic studies.  Summary information for these investments follows:

Friendswood No. 2 RE

On June 28, 2006, the working interest partnership of which Century Royalty is a member commenced drilling on Friendswood No. 2 RE and planned to commence drilling on a second prospect once the first was completed. The costs of drilling these prospects were expected to exceed Century Royalty’s carried interest in the working interest partnership. On June 20, 2006, the Company agreed to contribute a maximum of $100,000 towards the drilling of the first prospect and decrease its working interest in these two prospects to 11.918%. There has been no change in the working interest from December 31, 2007 to June 30, 2008.

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

In June 2008, the working interest partnership started to drill a re-entry into an existing well, targeting some oil sands in the area covered in the East Wilcox prospect. However after encountering some old drill bits and other debris in the hole, it was decided to secure additional financing and then drill a new well.  In 2008, the Company invested about $15,000 in this re-entry and $23,948 in continuing development of this prospect.

In July 2008 the Company received an independent engineering report for the East Wilcox prospect. According to the report the total reserves in the prospect are approximately 7.9 BCF gross and approximately 660 mcf net for the adjusted revenue interest of the Company in this prospect. As of July 1, 2008, the estimated reserve in this prospect, including PDP and PDNP net of expenses and discounted at 10%, was $3,855,000. The prospect also has a nominal amount of oil. According to the report it may take up to 5 additional wells to tap the reserves. Century Royalty and its partners are preparing to commence drilling a second well near “Friendswood No. 2 RE” in the near future. Timing of work on the second well is dependent on securing sufficient financing. Based on this report, an asset previously classified as “geological studies” on the balance sheet was reclassified as “oil and gas wells, net of accumulated depletion.”  Depletion has commenced on the reclassified asset of $2,316,721.

Shirley Gay No. 1 and Strong No. 1

In October 2006, the Company granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return, the Company received a 2% carried interest in the proposed well until completion, and a 2% working interest thereafter. The “Shirley Gay No. 1” well was completed in the beginning of March 2007. Pipeline tie-in was completed in February 2008 and sales began shortly thereafter. The Company started to receive proceeds from these sales in April 2008. The Company is currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well.

Another well, “Strong No. 1”, was commenced in June 2008 in the SE Cleveland Prospect in Liberty County, Texas. The expected dry hole cost of the well is around $3,300,000 and the expected cost after completion is around $5,000,000. The Company’s working interest share through Century Royalty is 2.00%. In 2008, the Company has invested $66,000 in this well.

When the engineering report on the “Shirley Gay No. 1” well and “Strong No. 1” well becomes available the Company will adjust the value of the oil and gas reserves accordingly.

On June 30, 2008, Cybershop, LLC (“Cybershop”), a wholly owned subsidiary of the Company, entered into an agreement dated as of June 30, 2008 with B & L Oil Company, Inc. (“B & L”) and Randall Petroleum Corp. (“Randall”) to amend the terms of an acquisition agreement dated April 7, 1999, by and among B & L, Randall and Polystick U.S. Corp. (“Polystick”). (B & L, Randall and Polystick had formed Century Royalty pursuant to the acquisition agreement and Cybershop succeeded to Polystick’s interests under the acquisition agreement and in Century Royalty in 2003.) In the amendment, the parties agreed to terminate the back-in after payout due B & L and Randall under Article VI of the acquisition agreement. The the parties also agreed that each will have the right to participate in any prospect generated and proposed in the HLM Project in Liberty and Montgomery Counties, Texas (except the East Wilcox Prospect, the “Friendswood No. 2 RE” well, the Nickel Prospect and the “Shirley Gay No. 1” well), as follows: B & L - an undivided 1/3rd interest; Randall - an undivided 1/3rd interest; and the Company - an undivided 1/3rd interest. This amendment had no effect on the financial statements as of June 30, 2008 or for the periods then ended.

5. Net Income Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding at period end. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

A summary of the denominators used to compute basic and dilutive earnings per share follow:

	March 31 and June 30,
	2008	2007
Weighted average shares outstanding - used to compute basic earnings per share	7,502,703	7,502,703
Dilution applicable to:
Warrant	1,142,857	1,142,857
Convertible note payable	140,000	140,000
Series B Preferred Stock	1,500,000	1,500,000
Weighted average shares outstanding - used to compute diluted earnings per share	10,285,560	10,285,560

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

Prior to June 2001, we had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of December 31, 2007, these investments were valued at approximately 1.7% of the total of our assets. We are continuing to investigate whether or not there are any business prospects through which material value can be realized from the remaining Internet investments.

We hold working interests in two oil and gas wells in the state of Louisiana. An independent reserve study, effective January 2008, estimated that the remaining reserve in the wells, including PDP and PDNP, net of expenses and discounted at 10%, was $985,829. In June 2008 the well that had been producing oil and gas started to produce some water, and production of oil and gas from the well has fallen as a result. In any event, we fully expect to recover the carrying value of this asset.

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

Our wholly-owned subsidiary Cybershop entered into an agreement dated as of June 30, 2008, with B & L and Randall Petroleum Corp. to amend the terms of an acquisition agreement dated April 7, 1999, by and among B & L, Randall and Polystick U.S. Corp. (“Polystick”). (B & L, Randall and Polystick had formed Century Royalty pursuant to the acquisition agreement and Cybershop succeeded to Polystick’s interests under the acquisition agreement and in Century Royalty in 2003.) In the amendment, the parties agreed to terminate the back-in after payout due B & L and Randall under Article VI of the acquisition agreement. The parties also agreed that each will have the right to participate in any prospect generated and proposed in the HLM Project in Liberty and Montgomery Counties, Texas (except the East Wilcox Prospect, the “Friendswood No. 2 RE” well, the Nickel Prospect and the “Shirley Gay No. 1” well), as follows: B & L - an undivided 1/3rd interest; Randall - an undivided 1/3rd interest; and GSV - an undivided 1/3rd interest.

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

In June 2008, the working interest partnership started to drill a re-entry into an existing well, targeting some oil sands in the area covered in the East Wilcox prospect. However after encountering some old drill bits and other debris in the hole, it was decided to secure additional financing and then drill a new well.  In 2008, we invested $15,000 in this re-entry.

In July 2008 we received an independent engineering report for the East Wilcox prospect. According to the report the total reserves in the prospect are approximately 7.9 BCF gross and approximately 660 mcf net for our adjusted revenue interest in this prospect. The prospect also has a nominal amount of oil. According to the report it may take up to 5 additional wells to tap the reserves. Century Royalty and its partners are preparing to commence drilling a second well near “Friendswood No. 2 RE” in the near future. Based on this report, an asset previously classified as “geological studies” on the balance sheet was reclassified as “oil and gas wells, net of accumulated depletion.”  Depletion has commenced on the reclassified asset of $2,316,721.

Another well, “Strong No. 1”, was commenced in June 2008 in the SE Cleveland Prospect in Liberty County, Texas. The expected dry hole cost of the well is around $3,300,000 and the expected cost after completion is around $5,000,000. GSV’s working interest share through Century Royalty is 2.00%.

In October 2006, we granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return, we received a 2% carried interest in the proposed well until completion, and a 2% working interest thereafter. The “Shirley Gay No. 1” well was completed in the beginning of March 2007. Pipeline tie-in was completed in February 2008 and sales began shortly thereafter. We started to receive proceeds from these sales in April 2008.

When the engineering report on the “Shirley Gay No. 1” well and “Strong No. 1” well becomes available we will adjust the value of the geological studies accordingly.

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

Our principal stockholder is Polystick. The sole shareholder of Polystick is RT Sagi Holding Ltd., an Israeli corporation. The sole stockholder of RT Sagi and indirect owner of Polystick is Mr. Sagi Matza. Effective as of the consummation of the Merger, Mr. Matza was appointed to our board of directors as the designee of Polystick. Polystick has the right to elect two additional persons to our board of directors but has not yet done so.

Each share of Series B convertible preferred stock is convertible at any time at the holder’s option into a number of shares of common stock equal to $1.00 divided by the conversion price then in effect. The terms upon which the Series B convertible preferred stock may be converted into common stock are set forth in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on July 18, 2003 (“Series B Certificate of Designations”). As of July 31, 2008, the Series B convertible preferred stock owned by Polystick was convertible into 1,500,000 shares of common stock.

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

Each share of Series C preferred stock is convertible at any time into a number of shares of common stock equal to $1.00 divided by the conversion rate then in effect. The terms upon which the Series C convertible preferred stock may be converted into common stock are set forth in the Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on January 3, 2006 (“Series C Certificate of Designations”). As of July 31, 2008, the Series C convertible preferred stock owned by 116 Newark was convertible into 200,000 shares of common stock.

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

Results of Operations

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

Revenues: Revenues for the quarter increased by $253,180 or 123.5%, to $458,19 in 2008 from $204,969 in 2007. This increase was due to increased production and increased oil and gas prices.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, depletion and general corporate expenses. General and administrative expenses increased by $50,340 or 38.9%, to $179,742 in the quarter ended June 30, 2008 from $129,402 in the quarter ended June 30, 2007, primarily as a result of an increase in fees for legal and consulting services which was offset by a decrease in depletion of the wells in Louisiana.

Interest expense: Interest expense for the quarter ended June 30, 2008 was $10,183 and for the quarter ended June 30, 2007 was $14,234. The decrease is a result of the reduction in outstanding debt.

Net Income: Net Income increased by $206,891 from net income of $61,333 in the second quarter of 2007, or $0.01 per basic and diluted common share, to net income of $268,224 in the second quarter of 2008, or $0.04 per basic and $0.03 per diluted common share.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Revenues: Revenues for the period increased by $457,580, or128.9%, to $812,692 in 2008 from $355,112 in 2007. This increase was due to the commencement of production from the Friendswood No. 2 RE and Shirley Gay wells, the increase in production from the Louisiana well and the increase in oil and gas prices.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, depletion and general corporate expenses. General and administrative expenses increased by $78,100, or 32.3%, to $319,656 in the six months ended June 30, 2008 from $241,556 in the six months ended June 30, 2007, primarily as a result of increases in depletion and fees for legal and consulting services.

Interest expense: Interest expense for the six months ended June 30, 2008 was $20,766 and for the six months ended June 30, 2007 was $28,469. The decrease is a result of the reduction in outstanding debt.

Net Income: Income from operations increased by $411,046 from income of $85,087 in the first six months of 2007, or $0.01 per basic and diluted common share, to income of $496,133 in the first six months of 2008, or $0.07 per basic and $0.05 per diluted common share.

Income taxes otherwise required to be provided for all periods presented have been eliminated as a result of net operating loss carryover benefits realized.

Liquidity and Capital Resources

Net cash provided by operations increased by 103.2%, or $180,601, from $174,985 for the six months ended June 30, 2007, to $355,586 for the six months ended June 30, 2008. The increase was due primarily to an increase in revenues from the wells.

Net cash used in investing activities during the six months ended June 30, 2008, was ($104,948), as compared to $22,813 in the corresponding period of the prior year. The increase relates to the verification by an independent reserve engineering report of the reserves in the East Wilcox prospect that resulted in the reclassification of an asset from “geological studies” to “oil and gas wells, net of accumulated depletion” as well as additional investments in Texas wells.

Net cash used by financing activities during the six months ended June 30, 2008, was $(103,096), as compared to $0 used by financing activities in the prior year. The cash used in 2008 was attributable to a repayment of principal on notes payable.

In 2003, we issued to Polystick 4,500,000 shares of common stock and 1,500,000 shares of Series B convertible preferred stock valued at $2,625,000 to acquire assets in a non-cash transaction.

On February 11, 2004, we borrowed $25,000 from Brooks Station Holdings, Inc., a private investment corporation (“Brooks Station”). In partial consideration for the loan, we issued 100,000 shares of common stock to Brooks Station. On March 18, 2004, we borrowed another $25,000 from Brooks Station and in partial consideration for the loan issued another 100,000 shares of common stock to Brooks Station. Each loan was evidenced by a promissory note bearing interest at 8% per annum secured by a lien on all of our assets. On September 20, 2004, we negotiated an extension of the maturity of the notes from their original maturity date of September 1, 2004 to March 1, 2005. On March 10, 2005, we repaid the note issued on February 11, 2004 and negotiated an extension of the maturity of the note dated March 18, 2004 to September 1, 2005. We also extended to the same date the maturity of an 8% secured promissory note we issued to Brooks Station on July 21, 2003 in the principal amount of $200,000. On August 31, 2005, we repaid the March 18, 2004 note and negotiated an extension of the maturity date of the July 21, 2003 note to March 1, 2006. On March 20, 2006, we repaid $20,000 of the accrued and unpaid interest on the July 21, 2003 note and negotiated an extension of the maturity date of the note to September 1, 2006. On September 20, 2006, we negotiated an extension of the maturity date of the note to March 1, 2007. On March 1, 2007, we negotiated an extension of the maturity date of the note to September 1, 2007. On September 6, 2007, we repaid $20,000 of the accrued and unpaid interest on the note and $20,000 of the principal balance of the note and negotiated an extension of the maturity date of the note to March 1, 2008. On March 13, 2008, we repaid $20,000 of the accrued and unpaid interest on the note and $10,000 of the principal balance of the note and negotiated an extension of the maturity date of the note to September 1, 2008. On May 13, 2008, we entered into an amended and restated promissory note, dated as of March 11, 2008. The amended and restated note restates a promissory note made by the Company in favor of Brooks Station on July 21, 2003 to conform the terms of the instrument to an amendment agreement entered into by the parties as of March 11, 2008. The amended and restated note has a principal amount of $160,000 and accrued interest of $22,533.33, bears interest at a rate of 8% per annum and matures on September 1, 2008. The amended and restated note is secured by a lien on all of the Company’s assets.

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

Since the date we originally issued the note and warrant to Emerald, we entered into a series of agreements with Emerald extending the maturity date of the note and the expiration date of the warrant. Most recently, on July 1, 2008, we entered into an agreement dated as of May 10, 2008 pursuant to which we and Emerald agreed to further extend and renew the note and warrant. Under the terms of the agreement, the original note has been amended and restated in a substitute note with a maturity date of July 10, 2009 and the original warrant has been amended and restated in a substitute warrant with an expiration date of May 10, 2009. The substitute note bears interest at the rate of 8% per annum, payable quarterly in arrears. On May 10, 2008, there was $64,000 of interest accrued on the substitute note. Principal and accrued interest on the substitute note is convertible at a price of $.70 per share at any time prior to July 10, 2009. The substitute note provides that if the principal and interest due on the maturity date is not paid, the substitute note will bear interest at a default rate of 12% per annum. Upon the occurrence of an event of default, Emerald may, at its sole option, declare the entire principal amount of the substitute note and any interest due thereon immediately due and payable. Events of default include failure to pay the principal amount on the maturity date or any interest when due, commencement by us or against us of any proceeding or other action relating to bankruptcy or reorganization, our breach or failure to perform or observe any obligation contained in the substitute note, the purchase agreement or substitute warrant or our failure to ensure that any conversion of the substitute note is effected upon request. Payment and performance under the substitute note continues to be guaranteed by Polystick and secured by a pledge agreement between Polystick and Emerald pursuant to which Polystick has pledged 200,000 shares of our Series B Preferred Stock to Emerald.

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

Critical Accounting Policies and Use of Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the condensed financial statements. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them. The Company’s critical accounting policies and estimates include those related to oil and natural gas activities, full cost method, proved oil and natural gas reserves, depletion reserves, future development and abandonment costs, asset retirement obligations, and valuation of investment in non-publicly traded companies. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional information about the Company’s critical accounting policies and estimates, see Note 2 to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2007. There were no significant changes in critical accounting policies and estimates during the three months ended June 30, 2008.

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

Tabular Disclosure of Contractual Obligations

The following summarizes the Company’s estimated contractual obligations at June 30, 2008, and the effect such obligations are expected to have on its liquidity and cash flows in the future periods.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$609,290	$326,193	$283,097	0	0
Capital (Finance) Lease Obligations	0	0	0	0	0
Operating Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	0	0	0	0	0
Total	$609,290	$326,193	$283,097	0	0

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting, known to the chief executive officer and chief financial officer, that occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 12, 2008
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