Form 10-Q
period 2008-09-30
GSV INC
filed 2008-11-14
CIK 1051591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 12, 2008, there were 7,502,703 shares of common stock outstanding, excluding 168,592 shares held in treasury.

GSV, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
GSV, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$552,841	$398,261
Accounts receivable and other current assets	30,171	170,094
Total current assets	583,012	568,355
Investments:
Internet related	50,000	50,000
Geologic studies	-	2,316,721
Oil and gas wells, net of accumulated depletion of $1,032,012	2,527,852	45,578
	2,577,852	2,412,299
Total assets	$3,160,864	$2,980,654

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$175,701	$98,030
Current portion of long-term debt	526,193	558,125
Other current liabilities	79,199	106,352
Accrued interest	83,684	121,899
Total current liabilities	864,777	884,405

LONG-TERM DEBT, LESS CURRENT PORTION	41,548	178,125
Total liabilities	906,325	1,062,530

STOCKHOLDERS' EQUITY
Series B convertible preferred stock, $0.001 par value; 1,500,000	1,500	1,500
shares authorized, issued, and outstanding
Series C convertible preferred stock, $ 0.001 par value;	200	200
200,000 shares authorized, issued and
oustanding
Common stock, $0.001 par value; 75,000,000 shares	7,671	7,671
authorized; 7,671,303 shares issued
Additional paid-in capital	41,048,955	41,048,955
Treasury stock (168,600 shares) - at cost	(558,998)	(558,998)
Accumulated deficit	(38,244,789)	(38,581,204)
Total stockholders' equity	2,254,539	1,918,124
Total liabilities and stockholders' equity	$3,160,864	$2,980,654

The accompanying notes are an integral part of the financial statements.

GSV, Inc.
CONSOLIDATED STATEMENT OF INCOME - UNAUDITED

	For the nine months ended September 30,
	2008	2007
Revenues from oil and gas investments	$821,472	$578,227
General and administrative expenses	477,972	452,153

Income from operations	343,500	126,074

Interest expense	(30,949)	(42,703)

Gain on settlement of indebtedness	23,863	-

NET INCOME	$336,414	$83,371

Net income per common share:
Basic	$0.04	$0.01
Diluted	$0.03	$0.01

Weighted average common shares
Basic	7,502,703	7,502,703
Diluted	10,731,657	10,708,600

The accompanying notes are an integral part of the financial statements.

GSV, Inc.
CONSOLIDATED STATEMENT OF INCOME - UNAUDITED

	For the three months ended September 30,
	2008	2007
Revenues from oil and gas investments	$8,780	$223,115
General and administrative expenses	158,315	210,597

(Loss): Income from operations	(149,535)	12,518

Interest expense	(10,183)	(14,234)

NET LOSS	$(159,718)	$(1,716)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.00)

Weighted average common shares outstanding:
Basic	7,502,703	7,502,703
Diluted	10,285,560	10,285,560

The accompanying notes are an integral part of the financial statements.

GSV, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED

	For the nine months ended September 30,
	2008	2007

OPERATING ACTIVITIES
Net income	$336,414	$83,371
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	-	2,250
Gain on settlement of indebtedness	(23,863)	-
Depletion	54,789	208,339
Changes in operating assets and liabilities
Account receivable and other current assets	139,923	(46,510)
Accounts payable and other current liabilities	12,302	76,552
Net cash provided by operating activities	519,565	324,001

INVESTING ACTIVITIES
Investment in oil and gas wells	(220,342)	(84,578)
Net cash used by investing activities	(220,342)	(84,578)

FINANCING ACTIVITIES
Repayment of long-term debt	(144,644)	(20,000)
Net cash used by financing activities	(144,644)	(20,000)
Net increase in cash	154,579	219,423

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	398,261	38,260
CASH AND CASH EQUIVALENTS, END OF PERIOD	$552,841	$257,683
SUPPLEMENTAL INFORMATION
Cash paid for interest	$69,165	$-
Cash paid for income taxes	$9,398	$-

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

The Company has incurred substantial operating losses, resulting in an accumulated deficit of $38,244,789 as of September 30, 2008. Its current investments are limited to certain oil and gas producing properties in Louisiana and an interest in Century Royalty LLC (“Century Royalty”), a Texas limited liability company that holds interests in oil and gas producing properties in Texas.

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

As of September 30, 2008, the Company’s financial assets included an investment in an internet related company. This investment is carried at cost and reviewed periodically for impairment. In connection therewith, fair value is estimated under FAS 157 based on third party valuation models (i.e., Level 2 as defined under SFAS 157) and compared to cost. There was no impairment loss during the quarter ended September 30, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations “ (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will apply the provisions of SFAS 141(R) to any acquisition after January 1, 2009.

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

Louisiana Oil and Gas Wells

The Company has working interests in two oil and gas wells in Louisiana. An independent reserve study, effective January 2008, estimated that the remaining reserve in the wells including PDP and PDNP, net of expenses and discounted at 10%, was $985,829. In June 2008 the well that had been producing oil and gas started to produce some water, and production of oil and gas from the well has fallen sharply as a result. In any event, the Company fully expects to recover the carrying value of this asset. In the beginning of October 2008 the operator of the well, Chroma Operating Inc., proposed to drill another well close to the existing wells in order to tap into reserves. However, the members of the working interest partnership, including the Company, did not consent to participate and the well was not drilled. The Company anticipates that Chroma will propose drilling a new well again in 2009.

Texas Oil and Gas Wells

The Company has interests in certain oil and gas properties in Texas and an undivided one-third interest in Century Royalty, which manages oil and gas properties in Texas and Louisiana. Century Royalty also holds the rights to certain geologic studies.  Summary information for these investments follows:

Friendswood No. 2 RE

On June 28, 2006, the working interest partnership of which Century Royalty is a member commenced drilling on Friendswood No. 2 RE and planned to commence drilling on a second prospect once the first was completed. The costs of drilling these prospects were expected to exceed Century Royalty’s carried interest in the working interest partnership. On June 20, 2006, the Company agreed to contribute a maximum of $100,000 towards the drilling of the first prospect and decrease its working interest in these two prospects to 11.918%. There has been no change in the working interest from December 31, 2007 to September 30, 2008.

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

In June 2008, the working interest partnership started to drill a re-entry into an existing well, targeting some oil sands in the area covered in the East Wilcox prospect. However, after encountering some old drill bits and other debris in the hole, it was decided to secure additional financing and then drill a new well.  In 2008, the Company invested approximately $21,000 in this re-entry and approximately $51,000 in continuing development of this prospect.

In July 2008 the Company received an independent engineering report for the East Wilcox prospect. According to the report the total reserves in the prospect are approximately 7.9 BCF gross and approximately 660 mcf net for the adjusted revenue interest of the Company in this prospect. As of July 1, 2008, the estimated reserve in this prospect, including PDP and PDNP net of expenses and discounted at 10%, was about $3,835,000. The prospect also has a nominal amount of oil. According to the report it may take up to 5 additional wells to tap the reserves. Century Royalty and its partners are preparing to commence drilling a second well near “Friendswood No. 2 RE” in the near future. Timing of work on the second well is dependent on securing sufficient financing. Based on this report, an asset previously classified as “geological studies” on the balance sheet was reclassified as “oil and gas wells, net of accumulated depletion.”  Depletion has commenced on the reclassified asset of $2,316,721.

Shirley Gay No. 1 and Strong No. 1

In October 2006, the Company granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return, the Company received a 2% carried interest in the proposed well until completion, and a 2% working interest thereafter. The “Shirley Gay No. 1” well was completed in the beginning of March 2007. Pipeline tie-in was completed in February 2008 and sales began shortly thereafter. The Company started to receive proceeds from these sales in April 2008. The Company is currently awaiting the completion of an independent engineering report to establish the estimated size and projected cash flow to be generated by the well. When the engineering report becomes available the Company will adjust the value of the oil and gas reserves accordingly.

Another well, “Strong No. 1”, was commenced in June 2008 in the SE Cleveland Prospect in Liberty County, Texas. After several attempts to perforate the well at different depths the operator decided not to complete the well and to plug it. The Company’s working interest share through Century Royalty is 2.00%. The Company invested $110,946 in this well in 2008.

On June 30, 2008, Cybershop, LLC (“Cybershop”), a wholly owned subsidiary of the Company, entered into an agreement dated as of June 30, 2008 with B & L Oil Company, Inc. (“B & L”) and Randall Petroleum Corp. (“Randall”) to amend the terms of an acquisition agreement dated April 7, 1999, by and among B & L, Randall and Polystick U.S. Corp. (“Polystick”). (B & L, Randall and Polystick had formed Century Royalty pursuant to the acquisition agreement and Cybershop succeeded to Polystick’s interests under the acquisition agreement and in Century Royalty in 2003.) In the amendment, the parties agreed to terminate the back-in after payout due B & L and Randall under Article VI of the acquisition agreement. The parties also agreed that each will have the right to participate in any prospect generated and proposed in the HLM Project in Liberty and Montgomery Counties, Texas (except the East Wilcox Prospect, the “Friendswood No. 2 RE” well, the Nickel Prospect and the “Shirley Gay No. 1” well), as follows: B & L - an undivided 1/3rd interest; Randall - an undivided 1/3rd interest; and the Company - an undivided 1/3rd interest. During the quarter ended September 30, 2008 the working interest partnership secured leases to drill additional prospects. GSV’s expenses related to securing leases in 2008 have totaled approximately $21,000 through September 30, 2008.

5. Net Income Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding at period end. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

A summary of the denominators used to compute basic and diluted earnings per share follow:

	September 30
	2008	2007
Weighted average shares outstanding - used to compute basic earnings per share	7,502,703	7,502,703
Dilution applicable to:
Warrant	1,142,857	1,142,857
Convertible note payable	386,097	363,240
Series B Preferred Stock	1,500,000	1,500,000
Series C Preferred Stock	200,000	200,000
Weighted average shares outstanding - used to compute diluted earnings per share	10,731,657	10,708,800

6. Amendment of Note Issued to 116 Newark Avenue Corporation

On January 9, 2008, the Company entered into an agreement, dated as of January 3, 2008, with 116 Newark Avenue Corporation (“116 Newark”) to amend and restate the terms of a promissory note issued to 116 Newark dated as of November 30, 2005. Pursuant to the agreement, the Company paid all accrued and unpaid interest on the promissory note through the date of the agreement, and the original note was amended and restated in a substitute note with a maturity date of December 20, 2009. The Company agreed to pay the substitute note’s outstanding principal balance of $356,249 in 24 consecutive monthly installments of $14,844, each payable on or before the 20th day of the month, beginning in January 2008. The amended note was non-interest bearing, therefore, the Company discounted the note at its original interest rate of 7 percent resulting in a gain on settlement of indebtedness of $23,863. Payment and performance under the substitute note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of the Company’s Series B convertible preferred stock to 116 Newark.

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

Prior to June 2001, we had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. We have since made substantial write downs of these investments to more accurately reflect current market valuations, and these investments do not represent a significant asset. As of December 31, 2007, these investments were valued at approximately 1.6% of the total of our assets. We are continuing to investigate whether or not there are any business prospects through which material value can be realized from the remaining Internet investments.

We hold working interests in two oil and gas wells in the state of Louisiana. An independent reserve study, effective January 2008, estimated that the remaining reserve in the wells, including PDP and PDNP, net of expenses and discounted at 10%, was $985,829. In June 2008 the well that had been producing oil and gas started to produce some water, and production of oil and gas from the well has fallen sharply as a result. In any event, we fully expect to recover the carrying value of this asset.

Through Cybershop we also own interests in certain oil and gas properties in Texas and an interest in Century Royalty LLC (“Century Royalty”), a Texas limited liability company that manages the oil and gas properties in Texas and holds a portion of our interests in the oil and gas wells in Louisiana. Century Royalty also holds the rights to certain geologic studies. Century Royalty was a member of a working interest partnership that identified several prospects derived from the geological studies and worked towards drilling these prospects. Century Royalty had a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $1.25 million of investment, whichever came first. Century Royalty continues to have a 20% participation interest in all subsequent wells drilled in the first 5 prospects. As these joint interest partnership agreements have expired, they relate only to prospects for which leases had already been taken and not expired at the time the agreements expired.

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

In June 2008, the working interest partnership started to drill a re-entry into an existing well, targeting some oil sands in the area covered in the East Wilcox prospect. However after encountering some old drill bits and other debris in the hole, it was decided to secure additional financing and then drill a new well. We invested about $21,000 in this re-entry and approximately $51,000 in continuing development of this prospect in 2008.

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

In October 2006, we granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return, we received a 2% carried interest in the proposed well until completion, and a 2% working interest thereafter. The “Shirley Gay No. 1” well was completed in the beginning of March 2007. Pipeline tie-in was completed in February 2008 and sales began shortly thereafter. We started to receive proceeds from these sales in April 2008.  When the engineering report on the “Shirley Gay No. 1” well becomes available we will adjust the value of the oil and gas reserves accordingly.

Another well, “Strong No. 1”, was commenced in June 2008 in the SE Cleveland Prospect in Liberty County, Texas. Our working interest share through Century Royalty is 2.00%. After several attempts to perforate the well at different depths the operator decided not to complete the well and to plug it. We invested $110,946 in this well in 2008.

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

Our principal stockholder is Polystick, which holds 1,500,000 shares of our Series B convertible preferred stock. The sole shareholder of Polystick is RT Sagi Holding Ltd., an Israeli corporation. The sole stockholder of RT Sagi and indirect owner of Polystick is Mr. Sagi Matza. Effective as of the consummation of the Merger, Mr. Matza was appointed to our board of directors as the designee of Polystick. Polystick has the right to elect two additional persons to our board of directors but has not yet done so.

Each share of Series B convertible preferred stock is convertible at any time at the holder’s option into a number of shares of common stock equal to $1.00 divided by the conversion price then in effect. The terms upon which the Series B convertible preferred stock may be converted into common stock are set forth in the Certificate of Designations, Preferences and Rights of Series B convertible preferred stock filed by the Company with the Secretary of State of the State of Delaware on July 18, 2003 (“Series B Certificate of Designations”). As of October 31, 2008, the Series B convertible preferred stock owned by Polystick was convertible into 1,500,000 shares of common stock.

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

On January 3, 2006, we entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation (“116 Newark”), dated as of November 30, 2005, pursuant to which we agreed to terminate the lease for our former offices in Jersey City, New Jersey. Under the terms of the agreement, we paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249.04 and 200,000 shares of Series C preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note bears interest at a rate of 7% per annum and is secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B convertible preferred stock that it holds to 116 Newark. On January 9, 2008, we entered into an agreement, dated as of January 3, 2008, with 116 Newark to amend and restate the terms of the promissory note. Pursuant to the agreement, we paid all accrued and unpaid interest on the promissory note through the date of the agreement, and the original note was amended and restated in a substitute note with a maturity date of December 20, 2009. We agreed to pay the substitute note’s outstanding principal balance of $356,249.04 in 24 consecutive monthly installments of $14,843.71, each payable on or before the 20th day of the month, beginning in January 2008. The substitute note will not accrue interest, except that if any monthly installment is not received by 116 Newark within ten days of its applicable monthly installment date (the “Trigger Date”) then (i) interest at the rate of 7% per annum shall be deemed to have begun to accrue from the date of the agreement on the then unpaid principal balance of the substitute note, and shall continue to accrue until all principal and accrued interest on the substitute note is paid in full; (ii) all interest that is accrued and unpaid as of the Trigger Date shall be immediately due and payable on the Trigger Date; and (iii) with each monthly installment following the Trigger Date, we will pay all then accrued and unpaid interest on the unpaid principal balance of the substitute note through the relevant monthly installment date. Payment and performance under the substitute note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B convertible preferred stock to 116 Newark.

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

Results of Operations

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

Revenues: Revenues for the quarter decreased by $214,335 or 96%, to $8,780 in 2008 from $223,115 in 2007. This decrease was due to the drop in oil and gas prices, the decrease in production from the Louisiana well and an adjustment for over-accrual of production in the second quarter of 2008.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, depletion and general corporate expenses. General and administrative expenses decreased by $52,282 or 24.8%, to $158,315 in the quarter ended September 30, 2008 from $210,597 in the quarter ended September 30, 2007, primarily as a result of a decrease in depletion of the well in Louisiana which was offset by an increase in fees for accounting and consulting services.

Interest expense: Interest expense for the quarter ended September 30, 2008 was $10,183 and for the quarter ended September 30, 2007 was $14,234. The decrease is a result of the reduction in outstanding debt.

Net Loss: Net loss increased by $158,002 from net loss of $1,716 in the third quarter of 2007, or $0.00 per basic and diluted common share, to net loss of $159,718 in the third quarter of 2008, or $(0.02) per basic and diluted common share.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Revenues: Revenues for the period increased by $243,245, or 42.1%, to $821,472 in 2008 from $578,227 in 2007. This increase was due to the commencement of production from the Friendswood No. 2 RE and Shirley Gay wells, the increase in production from the Louisiana well and the increase in oil and gas prices.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, depletion and general corporate expenses. General and administrative expenses increased by $25,819, or 5.7%, to $477,972 in the nine months ended September 30, 2008 from $452,153 in the nine months ended September 30, 2007, primarily as a result of increases in depletion and fees for legal accounting and consulting services.

Interest expense: Interest expense for the nine months ended September 30, 2008 was $30,949 and for the nine months ended September 30, 2007 was $42,703. The decrease is a result of the reduction in outstanding debt.

Net Income: Income from operations increased by $253,043 from income of $83,371 in the first nine months of 2007, or $0.01 per basic and diluted common share, to income of $336,414 in the first nine months of 2008, or $0.04 per basic and $0.03 per diluted common share.

Income taxes otherwise required to be provided for all periods presented have been eliminated as a result of net operating loss carryover benefits realized.

Liquidity and Capital Resources

Net cash provided by operations increased by 60.4%, or $195,564, from $324,001 for the nine months ended September 30, 2007, to $519,565 for the nine months ended September 30, 2008.The increase was due primarily to an increase in revenues from the wells.

Net cash used by investing activities during the nine months ended September 30, 2008, was $220,342, as compared to $84,578 in the corresponding period of the prior year. The increase relates to the verification by an independent reserve engineering report of the reserves in the East Wilcox prospect that resulted in the reclassification of an asset from “geological studies” to “oil and gas wells, net of accumulated depletion” as well as additional investments in Texas wells.

Net cash used by financing activities during the nine months ended September 30, 2008, was $144,644, as compared to $20,000 used by financing activities in the same period of the prior year. The cash used in 2008 was attributable to a repayment of principal on notes payable.

On October 17, 2008, we entered into an agreement (the “Waiver and Extension Agreement”) with Brooks Station Holdings, Inc. (“Brooks Station”), pursuant to which we and Brooks Station agreed to amend and restate the terms of an 8% promissory note in the principal amount of $160,000 (the “Original Note”) in the form of a substitute note (the “Substitute Note”) dated as of September 1, 2008. Pursuant to the Waiver and Extension Agreement, Brooks Station agreed to extend the maturity date of the Original Note from September 1, 2008, to March 1, 2009, and to waive any claim against us or our assets arising from our failure to repay the Original Note on the maturity date. The Original Note was issued on July 21, 2003, and had previously been amended by agreements dated August 31, 2007 and March 11, 2008 between the parties. Also, pursuant to the Waiver and Extension Agreement, we and Brooks Station agreed to amend a security agreement between us to provide that Brooks Station’s security interest in our assets would continue to support our obligations under the Substitute Note.

Contemporaneously with the execution of the Waiver and Extension Agreement, we paid Brooks Station $10,000 of the principal balance of the Original Note, thus reducing the outstanding principal balance of the Substitute Note to $150,000. As of September 1, 2008, the accrued and unpaid interest on the Substitute Note was $28,933.33. The Substitute Note provides that upon the occurrence of an event of default, all amounts remaining unpaid on the Substitute Note shall become immediately due and payable. Events of default include our application for appointment of a receiver, our admission in writing of our inability to pay our debts as they become due, our making of a general assignment for the benefit of creditors, the filing against us of an involuntary petition in bankruptcy or other insolvency proceeding, or a petition or an answer seeking reorganization or an arrangement with creditors, the filing by us of an application for judicial dissolution or the entry of an order, judgment or decree by any court of competent jurisdiction, approving a petition seeking reorganization of us or all or a substantial part of our properties or assets or appointing a receiver, trustee or liquidator for us.

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

Since the date we originally issued the note and warrant to Emerald, we entered into a series of agreements with Emerald extending the maturity date of the note and the expiration date of the warrant. Most recently, on July 1, 2008, we entered into an agreement dated as of May 10, 2008 pursuant to which we and Emerald agreed to further extend and renew the note and warrant. Under the terms of the agreement, the original note has been amended and restated in a substitute note with a maturity date of July 10, 2009 and the original warrant has been amended and restated in a substitute warrant with an expiration date of May 10, 2009. The substitute note bears interest at the rate of 8% per annum, payable quarterly in arrears. On May 10, 2008, there was $64,000 of interest accrued on the substitute note. Principal and accrued interest on the substitute note is convertible at a price of $.70 per share at any time prior to July 10, 2009. The substitute note provides that if the principal and interest due on the maturity date is not paid, the substitute note will bear interest at a default rate of 12% per annum. Upon the occurrence of an event of default, Emerald may, at its sole option, declare the entire principal amount of the substitute note and any interest due thereon immediately due and payable. Events of default include failure to pay the principal amount on the maturity date or any interest when due, commencement by us or against us of any proceeding or other action relating to bankruptcy or reorganization, our breach or failure to perform or observe any obligation contained in the substitute note, the purchase agreement or substitute warrant or our failure to ensure that any conversion of the substitute note is effected upon request. Payment and performance under the substitute note continues to be guaranteed by Polystick and secured by a pledge agreement between Polystick and Emerald pursuant to which Polystick has pledged 200,000 shares of our Series B convertible preferred stock to Emerald.

On January 3, 2006, we entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation, dated as of November 30, 2005, pursuant to which we agreed to terminate the lease for our former offices in Jersey City, New Jersey. Under the terms of the agreement, we paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249.04 and 200,000 shares of Series C convertible preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matured on November 29, 2007 and bore interest at a rate of 7% per annum. Payment and performance under the promissory note was guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick pledged 356,249 shares of our Series B convertible preferred stock that it holds to 116 Newark. 116 Newark has the right to include any shares of common stock received upon conversion of the Series C convertible preferred stock and upon conversion of the pledged shares as part of any registration statement that we may file in connection with any public offering of our securities (excluding registration statements on Forms S-4 and S-8). On January 9, 2008, we entered into an agreement, dated as of January 3, 2008, with 116 Newark to amend and restate the terms of the promissory note. Pursuant to the agreement, we paid all accrued and unpaid interest on the promissory note through the date of the agreement, and the original note was amended and restated in a substitute note with a maturity date of December 20, 2009. We agreed to pay the substitute note’s outstanding principal balance of $356,249.04 in 24 consecutive monthly installments of $14,843.71, each payable on or before the 20th day of the month, beginning in January 2008. The substitute note will not accrue interest, except that if any monthly installment is not received by 116 Newark within ten days of its applicable monthly installment date (the “Trigger Date”) then (i) interest at the rate of 7% per annum shall be deemed to have begun to accrue from the date of the agreement on the then unpaid principal balance of the substitute note, and shall continue to accrue until all principal and accrued interest on the substitute note is paid in full; and (ii) all interest that is accrued and unpaid as of the Trigger Date shall be immediately due and payable on the Trigger Date; and (iii) with each monthly installment following the Trigger Date, we will pay all then accrued and unpaid interest on the unpaid principal balance of the substitute note through the relevant monthly installment date. Payment and performance under the substitute note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B convertible preferred stock to 116 Newark.

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

Critical Accounting Policies and Use of Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the condensed financial statements. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them. The Company’s critical accounting policies and estimates include those related to oil and natural gas activities, full cost method, proved oil and natural gas reserves, depletion reserves, future development and abandonment costs, asset retirement obligations, and valuation of investment in non-publicly traded companies. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional information about the Company’s critical accounting policies and estimates, see Note 2 to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2007. There were no significant changes in critical accounting policies and estimates during the nine months ended September 30, 2008.

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

Tabular Disclosure of Contractual Obligations

The following summarizes the Company’s estimated contractual obligations at September 30, 2008, and the effect such obligations are expected to have on its liquidity and cash flows in the future periods.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$567,741	$526,193	$41,548	0	0
Capital (Finance) Lease Obligations	0	0	0	0	0
Operating Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	0	0	0	0	0
Total	$567,741	$526,193	$41,548	0	0

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures . Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting, known to the chief executive officer and chief financial officer, that occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2008
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