Form 10-K
period 2008-12-31
GSV INC
filed 2009-03-31
CIK 1051591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE ACT
OF l934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from

_____________to____________

Commission file number 000-23901

GSV, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3979226 (I.R.S. Employer Identification No.)

191 Post Road West Westport, Connecticut (Address of principal executive offices)	06880 (Zip Code)

Registrant 's telephone number, including area code: (203) 221-2690

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, June 30, 2008, was $538,175.75 (based on the last reported sales price on the OTC Bulletin Board on that date).  As of March 24, 2009, 7,502,703 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding, excluding 168,592 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Statement Regarding Forward-Looking Statements

Some of the statements in this report are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions that are not statements of historical fact. You can identify these statements by the following words:

- "may"
- "will"
- "should"
- "estimates"
- "plans"
- "expects"
- "believes"
- "intends"

and similar expressions. We cannot guarantee our future results, performance or achievements. Our actual results and the timing of corporate events may differ significantly from the expectations discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, our limited operating history, history of losses, need to raise additional capital, the high risk nature of our business and the other risks described in Item 1A of this report.

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

Prior to June 2001, we had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. We have since written these investments down to $0 to more accurately reflect current market valuations.

Louisiana Interests

We hold working interests in two oil and gas wells in the state of Louisiana. An independent reserve study, effective January 2009, estimated that the remaining reserve in the wells, including PDP and PDNP, net of expenses and discounted at 10%, was $69,050. In June 2008 the well that had been producing oil and gas started to produce some water, and by the fourth quarter of 2008 the rising water level had caused production to decrease significantly. In any event, we fully expect to recover the carrying value of this asset.

Texas Interests

Through our subsidiary Cybershop, L.L.C., a New Jersey limited liability company ("Cybershop"), we own interests in certain oil and gas properties in Texas and an undivided one-third interest in Century Royalty LLC ("Century Royalty"), a Texas limited liability company that manages the oil and gas properties in Texas. Through Cybershop we also own an additional interest in the two Louisiana oil and gas wells. Century Royalty also holds the rights to certain geological studies. Century Royalty was a member of a working interest partnership that had identified several prospects derived from the geological studies and was working towards drilling those prospects. Century Royalty had a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $1.25 million of investment, whichever came first. Century Royalty continues to have a 20% participation interest in all subsequent wells drilled in the first 5 prospects. As these joint interest partnership agreements have expired, they relate only to prospects for which leases were already taken and not expired at the time the agreements expired.

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

On October 5, 2006, we announced the successful completion of drilling in the first prospect, located in Liberty County, Texas. The pipeline tie-in of the "Friendswood No. 2 RE" gas well was completed successfully in June 2007. On or about September 14, 2007, efforts to increase the pressure of the flow of gas from the well were successful and the sale of gas through the pipeline commenced. On February 4, 2008, we successfully completed fracing of the well. On February 21, 2008, the well was put back on line full-time. It is currently producing around 150-200 million cubic feet ("Mcf") per day, up from about 60 Mcf per day prior to fracing. The well continues to produce a small amount of water, up to about 10 barrels per day.

In June 2008, the working interest partnership started to drill a re-entry into an existing well, targeting some oil sands in the area covered in the East Wilcox prospect. However after encountering some old drill bits and other debris in the hole, it was decided to secure additional financing and then drill a new well. We invested about $21,000 in this re-entry and approximately $69,600 in continuing development of this prospect in 2008, including the cost of acquiring additional leases.

Cybershop entered into an agreement dated as of June 30, 2008, with B & L Oil Company, Inc. (“B & L”) and Randall Petroleum Corp. to amend the terms of an acquisition agreement dated April 7, 1999, by and among B & L, Randall and Polystick U.S. Corp. (“Polystick”). B & L, Randall and Polystick had formed Century Royalty pursuant to the acquisition agreement and Cybershop succeeded to Polystick’s interests under the acquisition agreement and in Century Royalty in 2003. In the amendment, the parties agreed to terminate the back-in after payout due B & L and Randall under Article VI of the acquisition agreement. The parties also agreed that each will have the right to participate in any prospect generated and proposed in the HLM Project in Liberty and Montgomery Counties, Texas (except the East Wilcox Prospect, the “Friendswood No. 2 RE” well, the Nickel Prospect and the “Shirley Gay No. 1” well), as follows: B & L - an undivided 1/3rd interest; Randall - an undivided 1/3rd interest; and GSV - an undivided 1/3rd interest.

In July 2008 we received an independent engineering report for the East Wilcox prospect. According to the report the total reserves in the prospect were approximately 7.9 billion cubic feet (“bcf”) gross and approximately 660 Mcf net for our adjusted revenue interest in this prospect. The prospect also had a nominal amount of oil. According to the report it might take up to 5 additional wells to tap the reserves. Century Royalty and its partners have been preparing to commence drilling a second well near “Friendswood No. 2 RE” in the near future. Based on this report, an asset previously classified as “geological studies” on the balance sheet was reclassified as “oil and gas wells, net of accumulated depletion.”  Depletion commenced on the reclassified asset of $2,316,721.  An updated report effective as of January 1, 2009 gave the well significantly lower reserves of 1.42 thousand barrels ("mbbl") of oil and 114.53 Mcf of gas gross and 0.12 mbbl of oil and 9.55 Mcf of gas net for our interest. The report estimated that the reserves, net of expenses and discounted at 10%, were worth $19,420. The reason for the significant reduction was the lack of success in fracing the well and increasing the flow of gas.

In October 2006, we granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return, we received a 2% carried interest in the proposed well until completion, and a 2% working interest thereafter. The “Shirley Gay No. 1” well was completed in the beginning of March 2007. Pipeline tie-in was completed in February 2008 and sales began shortly thereafter. We started to receive proceeds from these sales in April 2008.  According to an independent engineering report effective as of January 1, 2009, the reserves in the well are 13.88 mbbl of oil and 438.5 Mcf of gas gross and 0.21 mbbl of oil and 6.58 Mcf of gas net for our adjusted revenue interest in the prospect. The report estimated that the reserves, net of expenses and discounted at 10%, were worth $36,350.

Another well, “Strong No. 1”, was commenced in June 2008 in the SE Cleveland Prospect in Liberty County, Texas. Our working interest share through Century Royalty is 2.00%. After several attempts to perforate the well at different depths the operator decided not to complete the well and to plug it. We invested $150,511 in this well in 2008.

As a result of the January 1, 2009 independent engineering report we have taken an impairment of our investment in oil and gas wells.

Our management has little practical experience in the oil and gas industry. Our management relies to a great extent on the employees of Century Royalty to monitor and implement strategy with respect to our oil and gas assets. Our management's inexperience may detrimentally affect our operations and results because, for example, it could prevent us from taking advantage of opportunities that arise on a timely basis or cause us to take actions that a more experienced management team might determine are not in our best interests. We are currently seeking to engage additional professional managers to assist in extracting value from the properties

We own less than 100% of the working interest in our oil and gas holdings. We do not conduct any operations. Operations are conducted by operating companies that follow the instructions of the working interest owners. Because of this structure, drilling and operating decisions are not entirely within our control. If we disagree with the decision of a majority of working interest owners, we may be required, among other things, to decline to participate in a particular activity. If we decline to participate, we might be required to relinquish our interest. Under most operating agreements, the operator is given direct and full control over all operations on the property and is obligated to conduct operations in a workman-like manner; however the operator is usually not liable to the working interest owners for losses sustained or for liabilities incurred, except those resulting from its own gross negligence or willful misconduct.

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

As of December 31, 2008, we had one full-time employee (including management). Our employee is not represented by any collective bargaining organization.

Item 1A.  Risk Factors

We may need additional capital to fund our operations, and we may not be able to obtain it on terms acceptable to us or at all.

We believe that our existing capital resources will enable us to maintain our current operations only through July 2009, assuming that we can extend the maturities of certain outstanding promissory notes having an aggregate principal amount of approximately $521,551. Our cash flow has decreased significantly in recent months and we will require additional funds to continue operating at our current level. We will have to curtail our current operations if we are unable to obtain additional funds and do not achieve improved results of operations. We cannot assure you that we will achieve improved results of operations and we cannot assure you that additional financing will be available to us on acceptable terms, or at all. Further, if we raise additional funds through the issuance of additional equity securities, the percentage ownership of our shareholders will be diluted. Any new equity securities may have rights, preferences, or privileges senior to those of our common stock.

We have a history of operating losses.

We incurred an operating profit of $179,777 in 2008 and an operating profit of $212,587 in 2007, but we incurred an operating loss of $108,684 in 2006. Our ability to achieve sustained profitability depends primarily upon our ability to manage our existing oil and gas interests successfully. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely upon them as an indication of our future performance.

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

We do not control operations at the oil & gas properties in which we hold interests.

We own less than 100% of the working interest in our gas holdings. We do not conduct any operations. Operations are conducted by operating companies that follow the instructions of the working interest owners. Because of this structure, drilling and operating decisions are not entirely within our control. If we disagree with the decision of a majority of working interest owners, we may be required, among other things, to decline to participate in a particular activity. If we decline to participate, we might be required to relinquish our interest or may be subject to certain non-consent penalties, as provided in the applicable operating agreement. Such penalties typically allow participating working interest owners to recover from the proceeds of production. Under most operating agreements, the operator is given direct and full control over all operations on the property and is obligated to conduct operations in a workman-like manner; however the operator is usually not liable to the working interest owners for losses sustained or for liabilities incurred, except those resulting from its own gross negligence or willful misconduct. Each working interest owner is generally liable for its share of the costs of developing and operating jointly owned properties. The operator is required to pay the expenses of developing and operating the property and will invoice working interest owners for their proportionate share of such costs. We may have a limited ability to exercise control over operations and the associated costs of such operations. The success of our investment in these activities may, therefore, be dependent upon a number of facts that are outside of our control.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

Our corporate headquarters are located at 191 Post Road West, Westport, Connecticut 06880. We lease approximately 150 square feet of office space at these facilities at a cost of $1,590 per month. We have a revolving six-month lease. We believe that our existing facilities are adequate for our current requirements and that additional space can be obtained to meet our requirements for the foreseeable future.

Wells and acreage

At March 18, 2009, we owned non-operated working interests in 2 producing wells on 746 gross (62 net) acres covered by state leases in Assumption Parish, Louisiana. The properties are operated by Chroma Operating Inc. The wells are producing oil and gas. For the year ended December 31, 2008, the wells produced 32,305 gross, 1,940 net barrels of oil at an average price of $131 per barrel, and 956,168 Mcf gross, 57,420 Mcf net natural gas at an average price of $8.94 per Mcf. For the year ended December 31, 2007, the wells produced 52,146 gross, 3,131 net barrels of oil at an average price of $74.95 per barrel, and 1,569,278 Mcf gross, 94,239 Mcf net natural gas at an average price of $6.4 per Mcf. For the year ended December 31, 2006, the wells produced 20,134 gross, 1,209 net barrels of oil at an average price of $60.28 per barrel, and 553,069 Mcf gross, 33,213 Mcf net natural gas at an average price of $5.75 per Mcf. We pay Chroma Operating Inc. a monthly fee to support production costs.

At March 18, 2009, we owned non-operating working interests in one producing well on 1243 gross (148 net) acres covered by the leases in Liberty County, Texas. The property is operated by Century 2000 LLC, a Texas limited liability company that is partially owned by other members of Century Royalty. For the year ended December 31, 2008, the well produced 711 gross, 62 net barrels of oil at an average price of $110 per barrel and 58,612 Mcf gross, 5,111 Mcf net natural gas at an average price of $7.3 per Mcf. For the year ended December 31, 2007, the well produced 41.3 gross, 3.4 net barrels of oil at an average price of $84.10 per barrel and 5,952 Mcf gross, 496 Mcf net natural gas at an average price of $6.70 per Mcf. There was no production in previous years.

As of March 18, 2009, we owned a non-operating working interest in another producing well in Liberty County, Texas, operated by Ballard Petroleum. For the year ended December 31, 2008, the well, the Shirley Gay No. 1 well, produced 5,862 gross, 88 net barrels of oil and 172,478 gross, 2,587 Mcf net natural gas. There was no production in previous years.

We have not reported to, nor filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of our last fiscal year.

Undeveloped Acreage

Century Royalty has identified  three additional prospects in Texas derived from geological studies that Century Royalty holds. During 2008, Century acquired leases covering 3,009 acres (1,003 net for GSV) for future development of these prospects.

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

On October 5, 2006, we announced the successful completion of drilling in the first prospect, located in Liberty County, Texas. The pipeline tie-in of the "Friendswood No. 2 RE" gas well was completed successfully in June 2007. On or about September 14, 2007, efforts to increase the pressure of the flow of gas from the well were successful and the sale of gas through the pipeline commenced. On February 4, 2008, we successfully completed fracing of the well. On February 21, 2008, the well was put back on line full-time. It is currently producing around 150-200 Mcf per day, up from about 60 Mcf per day prior to fracing. The well continues to produce a small amount of water, up to about 10 barrels per day.

In June 2008, the working interest partnership started to drill a re-entry into an existing well, targeting some oil sands in the area covered in the East Wilcox prospect. However after encountering some old drill bits and other debris in the hole, it was decided to secure additional financing and then drill a new well. We invested about $21,000 in this re-entry and approximately $69,600 in continuing development of this prospect in 2008, including the cost of acquiring additional leases.

Our wholly-owned subsidiary Cybershop entered into an agreement dated as of June 30, 2008, with B & L Oil Company, Inc. and Randall Petroleum Corp. to amend the terms of an acquisition agreement dated April 7, 1999, by and among B & L, Randall and Polystick. B & L, Randall and Polystick had formed Century Royalty pursuant to the acquisition agreement and Cybershop succeeded to Polystick’s interests under the acquisition agreement and in Century Royalty in 2003. In the amendment, the parties agreed to terminate the back-in after payout due B & L and Randall under Article VI of the acquisition agreement. The parties also agreed that each will have the right to participate in any prospect generated and proposed in the HLM Project in Liberty and Montgomery Counties, Texas (except the East Wilcox Prospect, the “Friendswood No. 2 RE” well, the Nickel Prospect and the “Shirley Gay No. 1” well), as follows: B & L - an undivided 1/3rd interest; Randall - an undivided 1/3rd interest; and GSV - an undivided 1/3rd interest.

In July 2008 we received an independent engineering report for the East Wilcox prospect. According to the report the total reserves in the prospect were approximately 7.9 bcf gross and approximately 660 Mcf net for our adjusted revenue interest in this prospect. The prospect also had a nominal amount of oil. According to the report it might take up to 5 additional wells to tap the reserves. Century Royalty and its partners have been preparing to commence drilling a second well near “Friendswood No. 2 RE” in the near future. Based on this report, an asset previously classified as “geological studies” on the balance sheet was reclassified as “oil and gas wells, net of accumulated depletion.”  Depletion has commenced on the reclassified asset of $2,316,721.   An updated report effective as of January 1, 2009 gave the well significantly lower reserves of 1.42 mbbl of oil and 114.53 Mcf of gas gross and 0.12 mbbl of oil and 9.55 Mcf of gas net for our interest. The report estimated that the reserves, net of expenses and discounted at 10%, were worth $19,420. The reason for the significant reduction was the lack of success in fracing the well and increasing the flow of gas.

In October 2006, we granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return, we received a 2% carried interest in the proposed well until completion, and a 2% working interest thereafter. The “Shirley Gay No. 1” well was completed in the beginning of March 2007. Pipeline tie-in was completed in February 2008 and sales began shortly thereafter. We started to receive proceeds from these sales in April 2008.  According to an independent engineering report effective as of January 1, 2009, the reserves in the well are 13.88 mbbl of oil and 438.5 Mcf of gas gross and 0.21 mbbl of oil and 6.58 Mcf of gas net for our adjusted revenue interest in the prospect. The report estimated that the reserves, net of expenses and discounted at 10%, were worth $36,350.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently trading on the OTC Bulletin Board under the symbol "GSVI."

The following table sets forth the range of quarterly high and low sales prices for shares of our common stock for the periods indicated, as reported on the OTC Bulletin Board.

	2009		2008		2007
	High	Low	High	Low	High	Low
Quarter ended March 31			$0.25	$0.06	$0.20	$0.11
Quarter ended June 30			$0.38	$0.07	$0.45	$0.12
Quarter ended September 30			$0.35	$0.10	$0.45	$0.20
Quarter ended December 31			$0.25	$0.07	$0.38	$0.17
January 1 through March 24	$0.10	$0.05

Our common stock trades only sporadically. The public market for our common stock is limited and you should not assume that these quotations reflect prices that you might be able to obtain in actual market transactions or in transactions involving substantial numbers of shares.

As of March 24, 2009, there were 110 holders of record of our common stock.

Dividends

We did not pay dividends in 2008 and 2007 and we do not anticipate paying cash dividends in the foreseeable future. We presently intend to reinvest our cash back into the company rather than pay dividends to our common stockholders.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

Since July 2003 our business operations have been focused on managing our existing investments in oil and gas assets and entering into new investments in this industry. From June 2001 to July 2003, our business operations included managing our existing investments and entering into new business operations through acquisitions or mergers.

Prior to June 2001, we had sought to identify and develop attractive early stage Internet companies in exchange for equity positions in such companies. We have since written  these investments down to $0 to more accurately reflect current market valuations.

We hold working interests in two oil and gas wells in the state of Louisiana. An independent reserve study, effective January 2009, estimated that the remaining reserve in the wells, including PDP and PDNP, net of expenses and discounted at 10%, was $69,050. In June 2008 the well that had been producing oil and gas started to produce some water, and by the fourth quarter of 2008 the rising water level had caused production to decrease significantly. In any event, we fully expect to recover the carrying value of this asset.

Through our subsidiary Cybershop, a New Jersey limited liability company ("Cybershop") we own interests in certain oil and gas properties in Texas and an interest in Century Royalty LLC ("Century Royalty"), a Texas limited liability company that manages the oil and gas properties in Texas. Through Cybershop we also own an additional interest in the Louisiana properties in which we already held an interest. Century Royalty also holds the rights to certain geologic studies. Century Royalty was a member of a working interest partnership that had identified several prospects derived from the geological studies and was working towards drilling those prospects. Century Royalty had a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $1.25 million of investment, whichever came first. Century Royalty continues to have a 20% participation interest in all subsequent wells drilled in the first 5 prospects. As these joint interest partnership agreements have expired, they relate only to prospects for which leases were already taken and not expired at the time the agreements expired.. Due to the existence of these revenue overrides, the operations of Century Royalty are included in the accompanying statements of operations.

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

On October 5, 2006, we announced the successful completion of drilling in the first prospect, located in Liberty County, Texas. The pipeline tie-in of the "Friendswood No. 2 RE" gas well was completed successfully in June 2007. On or about September 14, 2007, efforts to increase the pressure of the flow of gas from the well were successful and the sale of gas through the pipeline commenced. On February 4, 2008, we successfully completed fracing of the well. On February 21, 2008, the well was put back on line full-time. It is currently producing around 150-200 Mcf of gas per day, up from about 60 Mcf per day prior to fracing. The well continues to produce a small amount of water, up to about 10 barrels per day.

In June 2008, the working interest partnership started to drill a re-entry into an existing well, targeting some oil sands in the area covered in the East Wilcox prospect. However after encountering some old drill bits and other debris in the hole, it was decided to secure additional financing and then drill a new well. We invested about $21,000 in this re-entry and approximately $69,600 in continuing development of this prospect in 2008, including the cost of acquiring additional leases.

Cybershop entered into an agreement dated as of June 30, 2008, with B & L Oil Company, Inc. and Randall Petroleum Corp. to amend the terms of an acquisition agreement dated April 7, 1999, by and among B & L, Randall and Polystick U.S. Corp. (“Polystick”). (B & L, Randall and Polystick had formed Century Royalty pursuant to the acquisition agreement and Cybershop succeeded to Polystick’s interests under the acquisition agreement and in Century Royalty in 2003.) In the amendment, the parties agreed to terminate the back-in after payout due B & L and Randall under Article VI of the acquisition agreement. The parties also agreed that each will have the right to participate in any prospect generated and proposed in the HLM Project in Liberty and Montgomery Counties, Texas (except the East Wilcox Prospect, the “Friendswood No. 2 RE” well, the Nickel Prospect and the “Shirley Gay No. 1” well), as follows: B & L - an undivided 1/3rd interest; Randall - an undivided 1/3rd interest; and GSV - an undivided 1/3rd interest.

In July 2008 we received an independent engineering report for the East Wilcox prospect. According to the report the total reserves in the prospect were approximately 7.9 bcf gross and approximately 660 Mcf net for our adjusted revenue interest in this prospect. The prospect also had a nominal amount of oil. According to the report it might take up to 5 additional wells to tap the reserves. Century Royalty and its partners have been preparing to commence drilling a second well near “Friendswood No. 2 RE” in the near future. Based on this report, an asset previously classified as “geological studies” on the balance sheet was reclassified as “oil and gas wells, net of accumulated depletion.” Depletion has commenced on the reclassified asset of $2,316,721 An updated report effective as of January 1, 2009 gave the well significantly lower reserves of 1.42 mbbl of oil and 114.53 Mcf of gas gross and 0.12 mbbl of oil and 9.55 Mcf of gas net for our interest. The report estimated that the reserves, net of expenses and discounted at 10%, were worth $19,420. The reason for the significant reduction was the lack of success in fracing the well and increasing the flow of gas.

In October 2006, we granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return, we received a 2% carried interest in the proposed well until completion, and a 2% working interest thereafter. The “Shirley Gay No. 1” well was completed in the beginning of March 2007. Pipeline tie-in was completed in February 2008 and sales began shortly thereafter. We started to receive proceeds from these sales in April 2008.  According to an independent engineering report effective as of January 1, 2009, the reserves in the well are 13.88 mbbl of oil and 438.5 Mcf of gas gross and 0.21 mbbl of oil and 6.58 Mcf of gas net for our adjusted revenue interest in the prospect. The report estimated that the reserves, net of expenses and discounted at 10%, were worth $36,350.

Another well, “Strong No. 1”, was commenced in June 2008 in the SE Cleveland Prospect in Liberty County, Texas. Our working interest share through Century Royalty is 2.00%. After several attempts to perforate the well at different depths the operator decided not to complete the well and to plug it. We invested $150,511 in this well in 2008.

Our management has little practical experience in the oil and gas industry. Our management relies to a great extent on the employees of Century Royalty to monitor and implement strategy with respect to our oil and gas assets. Our management's inexperience may detrimentally affect our operations and results because, for example, it could prevent us from taking advantage of opportunities that arise on a timely basis or cause us to take actions that a more experienced management team might determine are not in our best interests. We are currently seeking to engage additional professional managers to assist in extracting value from the properties

As a result of the January 1, 2009 independent engineering report we have taken an impairment of our investment in oil and gas wells.

The sole shareholder of Polystick is RT Sagi Holding Ltd., an Israeli corporation. The sole stockholder of RT Sagi and indirect owner of Polystick is Mr. Sagi Matza. Mr. Matza sits on our board of directors as the designee of Polystick. Polystick has the right to elect two additional persons to our board of directors but has not yet done so.

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

On January 3, 2006, we entered into a Termination, Settlement and Release Agreement with 116 Newark Avenue Corporation ("116 Newark"), dated as of November 30, 2005, pursuant to which we agreed to terminate the lease for our former offices in Jersey City, New Jersey. Under the terms of the agreement, we paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249.04 and 200,000 shares of Series C preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note bore interest at a rate of 7% per annum and was secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick pledged 356,249 shares of our Series B Preferred Stock that it holds to 116 Newark. On January 9, 2008, we entered into an agreement, dated as of January 3, 2008, with 116 Newark to amend and restate the terms of the promissory note. Pursuant to the agreement, we paid all accrued and unpaid interest on the promissory note through the date of the agreement, and the original note was amended and restated in a substitute note with a maturity date of December 20, 2009. We agreed to pay the substitute note’s outstanding principal balance of $356,249.04 in 24 consecutive monthly installments of $14,843.71, each payable on or before the 20th day of the month, beginning in January 2008. The substitute note will not accrue interest, except that if any monthly installment is not received by 116 Newark within ten days of its applicable monthly installment date (the "Trigger Date") then (i) interest at the rate of 7% per annum shall be deemed to have begun to accrue from the date of the agreement on the then unpaid principal balance of the substitute note, and shall continue to accrue until all principal and accrued interest on the substitute note is paid in full; (ii) all interest that is accrued and unpaid as of the Trigger Date shall be immediately due and payable on the Trigger Date; and (iii) with each monthly installment following the Trigger Date, we will pay all then accrued and unpaid interest on the unpaid principal balance of the substitute note through the relevant monthly installment date. Payment and performance under the substitute note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B Preferred Stock to 116 Newark. We have not made any installment payments on the substitute note following the installment payment that was due on or before January 20, 2009.  We are negotiating with 116 Newark to restructure this obligation.

Each share of Series C preferred stock is convertible at any time into a number of shares of common stock equal to $1.00 divided by the conversion rate then in effect. The terms upon which the Series C convertible preferred stock may be converted into common stock are set forth in the Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on January 3, 2006 ("Series C Certificate of Designations"). As of March 23, 2009, the Series C convertible preferred stock owned by 116 Newark was convertible into 200,000 shares of common stock.

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

Results of Operations

Year Ended December 31, 2008 compared to Year Ended December 31, 2007.

Revenue: Revenue in 2008 consisted of royalty payments from our working interests in two oil and gas wells in the state of Louisiana, the Friendswood No. 2 RE gas well in Liberty County, Texas and the Shirley Gay gas well in Liberty County, Texas. Revenues increased by 2.2%, or $18,175, to $855,935 in 2008 from $837,760 in 2007. The increase in revenues for 2008 is primarily a result of the increase in production in Louisiana in the first part of the year and the addition of production from the Friendswood No. 2 RE well.

General and administrative: General and administrative expenses consisted primarily of payroll and payroll-related expenses for administrative, information technology, accounting, and management personnel, recruiting, legal fees, depreciation, depletion, finance expenses and general corporate expenses. General and administrative expenses increased by 8.2%, or $50,987, to $676,159 in the year ended December 31, 2008, from $625,172 in the prior year. The increase in 2008 was primarily the result of additional legal and consulting fees.

Net Income: Net loss available to common stockholders in the year ended December 31, 2008, was ($2,299,943), or ($0.31) per basic and diluted common share, as compared to net income of $156,051, or $0.02 per basic and diluted common share, in the prior year. The primary reason for the decrease in net income was the impairment of our investment in oil and gas wells.

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

Liquidity and Capital Resources

Net cash provided by operations decreased by 28.9%, or $142,156, from $491,208 in the year ended December 31, 2007, to $349,052 in the year ended December 31, 2008. The decrease was due primarily to a decrease in cash from revenues of the Louisiana wells, partially offset by the addition of cash from revenues from the Friendswood No. 2 RE well in Liberty County, Texas.

Net cash used by investing activities during the year ended December 31, 2008, was $320,076, as compared to $111,206 in the prior year.  The increase was caused by the investments made in the Texas wells, the drilling of new prospects and the acquisition of additional leases.

Net cash used by financing activities during the year ended December 31, 2008, was $190,835, as compared to $20,000 used by financing activities in the prior year. The cash used in 2008 and 2007 was attributable to the repayment of principal on notes payable. Cash used in 2008 increased due to the restructuring of the 116 Newark note as described below.

On October 17, 2008, we entered into an agreement (the “Waiver and Extension Agreement”) with Brooks Station Holdings, Inc. (“Brooks Station”), pursuant to which we and Brooks Station agreed to amend and restate the terms of an 8% promissory note in the principal amount of $160,000 in the form of a substitute note dated as of September 1, 2008. Pursuant to the Waiver and Extension Agreement, Brooks Station agreed to extend the maturity date of the original note from September 1, 2008, to March 1, 2009, and to waive any claim against us or our assets arising from our failure to repay the original note on the maturity date. The original note was issued on July 21, 2003, and had previously been amended several times between 2004 and March 2008 by agreements between the parties. Also, pursuant to the Waiver and Extension Agreement, we and Brooks Station agreed to amend a security agreement between us to provide that Brooks Station’s security interest in our assets would continue to support our obligations under the substitute note. We are presently negotiating with Brooks Station towards an extension of the maturity of the substitute note.

Contemporaneously with the execution of the Waiver and Extension Agreement, we paid Brooks Station $10,000 of the principal balance of the original note, thus reducing the outstanding principal balance of the substitute note to $150,000. As of March 15, 2009, the accrued and unpaid interest on the substitute note was $15,878. The substitute note provides that upon the occurrence of an event of default, all amounts remaining unpaid on the substitute note shall become immediately due and payable. Events of default include our application for appointment of a receiver, our admission in writing of our inability to pay our debts as they become due, our making of a general assignment for the benefit of creditors, the filing against us of an involuntary petition in bankruptcy or other insolvency proceeding, or a petition or an answer seeking reorganization or an arrangement with creditors, the filing by us of an application for judicial dissolution or the entry of an order, judgment or decree by any court of competent jurisdiction, approving a petition seeking reorganization of us or all or a substantial part of our properties or assets or appointing a receiver, trustee or liquidator for us.

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

Since the date we originally issued the note and warrant to Emerald, we entered into a series of agreements with Emerald extending the maturity date of the note and the expiration date of the warrant. Most recently, on July 1, 2008, we entered into an agreement dated as of May 10, 2008 pursuant to which we and Emerald agreed to further extend and renew the note and warrant. Under the terms of the agreement, the original note has been amended and restated in a substitute note with a maturity date of July 10, 2009 and the original warrant has been amended and restated in a substitute warrant with an expiration date of May 10, 2009. The substitute note bears interest at the rate of 8% per annum, payable quarterly in arrears. On March 10, 2009, there was $77,333 of interest accrued on the substitute note. Principal and accrued interest on the substitute note is convertible at a price of $.70 per share at any time prior to July 10, 2009. The substitute note provides that if the principal and interest due on the maturity date is not paid, the substitute note will bear interest at a default rate of 12% per annum. Upon the occurrence of an event of default, Emerald may, at its sole option, declare the entire principal amount of the substitute note and any interest due thereon immediately due and payable. Events of default include failure to pay the principal amount on the maturity date or any interest when due, commencement by us or against us of any proceeding or other action relating to bankruptcy or reorganization, our breach or failure to perform or observe any obligation contained in the substitute note, the purchase agreement or substitute warrant or our failure to ensure that any conversion of the substitute note is effected upon request. Payment and performance under the substitute note continues to be guaranteed by Polystick and secured by a pledge agreement between Polystick and Emerald pursuant to which Polystick has pledged 200,000 shares of our Series B convertible preferred stock to Emerald.

On January 3, 2006, we entered into a Termination, Settlement and Release Agreement with 116 Newark, dated as of November 30, 2005, pursuant to which we agreed to terminate the lease for our former offices in Jersey City, New Jersey. Under the terms of the agreement, we paid 116 Newark $70,000 in cash, issued a promissory note in the principal amount of $356,249.04 and 200,000 shares of Series C preferred stock to 116 Newark and reimbursed 116 Newark for $10,000 of its legal fees. The promissory note matured on November 29, 2007 and bore interest at a rate of 7% per annum. Payment and performance under the promissory note was guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick pledged 356,249 shares of our Series B Preferred Stock that it holds to 116 Newark. 116 Newark has the right to include any shares of common stock received upon conversion of the Series C preferred stock and upon conversion of the pledged shares as part of any registration statement that we may file in connection with any public offering of our securities (excluding registration statements on Forms S-4 and S-8). On January 9, 2008, we entered into an agreement, dated as of January 3, 2008, with 116 Newark to amend and restate the terms of the promissory note. Pursuant to the agreement, we paid all accrued and unpaid interest on the promissory note through the date of the agreement, and the original note was amended and restated in a substitute note with a maturity date of December 20, 2009. We agreed to pay the substitute note’s outstanding principal balance of $356,249.04 in 24 consecutive monthly installments of $14,843.71, each payable on or before the 20th day of the month, beginning in January 2008. The substitute note will not accrue interest, except that if any monthly installment is not received by 116 Newark within ten days of its applicable monthly installment date (the "Trigger Date") then (i) interest at the rate of 7% per annum shall be deemed to have begun to accrue from the date of the agreement on the then unpaid principal balance of the substitute note, and shall continue to accrue until all principal and accrued interest on the substitute note is paid in full; and (ii) all interest that is accrued and unpaid as of the Trigger Date shall be immediately due and payable on the Trigger Date; and (iii) with each monthly installment following the Trigger Date, we will pay all then accrued and unpaid interest on the unpaid principal balance of the substitute note through the relevant monthly installment date. Payment and performance under the substitute note has been guaranteed by Polystick and secured by a pledge agreement between Polystick and 116 Newark pursuant to which Polystick has pledged 356,249 shares of our Series B Preferred Stock to 116 Newark. We have not made any installment payments on the substitute note following the installment payment that was due on or before January 20, 2009.  We are negotiating with 116 Newark to restructure this obligation.

We believe that our existing capital resources will enable us to maintain our operations at existing levels for at least the next 12 months, assuming that we can extend the maturities of some or all of the notes we issued to Brooks Station, Emerald and 116 Newark beyond the next 12 months. However, it is difficult to project our capital needs. We cannot assure you that any additional financing or other sources of capital will be available to us upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on our business, financial condition and operating results.

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

Proved Oil and Natural Gas Reserves

Estimates of our proved reserves included in this report are prepared in accordance with accounting principles generally accepted in the United States of America and SEC guidelines. Our engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense and the full cost ceiling limitation. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves. Our estimated proved reserves for the years ended December 31, 2008, 2007 and 2006 were prepared by Pressler Petroleum Consultants Inc., an independent oil and natural gas reservoir engineering consulting firm.

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

Valuation of Investments in Non-Publicly Traded Companies

In the past, we have been making strategic equity investments in non-publicly traded internet-related companies. Depending on our level of ownership and whether or not we have the ability to exercise significant influence, we account for these investments on either the cost or equity method, and review such investments periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment's net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee's cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes, and competition. This evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluations, we  recorded impairment charges related to our investments in non-publicly traded companies during December 31, 2008,. We did not record any impairment in 2007 and 2006, respectively. The total investment in non-public companies was $0 as of December 31, 2008, and $50,000 as of December 31, 2007.

Effects of Inflation and Pricing

Indirectly, through the operators of the wells in which we have interests and through third parties who perform exploratory services for Century Royalty, we experienced increased costs during 2008, 2007 and 2006 due to increased demand for oil field products and services. The oil and gas industry is cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put significant pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion. Material changes in prices also impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and gas properties, and values of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel. While we do not currently expect business costs to increase materially, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 7 are included in this report beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our principal independent accountants on accounting and financial disclosure during the registrant’s two most recent fiscal years and through the date of this report.

Item 9A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(b) Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting, that occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are as follows:

Name	Age	Title
Sagi Matza	40	Chairman of the Board
Gilad Gat	45	Chief Executive Officer, Chief Financial Officer, President and Director
Yoav Bitter	41	Director

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

Audit Committee

Currently, our entire board acts as our audit committee. Our board presently does not include any member who qualifies as an "audit committee financial expert" (as defined in Item 407(d)(5)(ii) of Regulation S-K). Given our limited financial resources and operations at present the board does not believe that it is necessary at this time to establish a separate audit committee or appoint an "audit committee financial expert" to the board.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors and holders of more than 10% of our common stock (collectively "Reporting Persons") to file reports of initial ownership, ownership and changes in ownership of the common stock with the Securities and Exchange Commission within certain time periods and to furnish the Company with copies of all such reports. Based solely on our review of copies of such reports furnished to us by such Reporting Persons or on the written representations of such Reporting Persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended December 31, 2008, all of the Reporting Persons complied with their Section 16(a) filing requirements.

Code of Ethics

We adopted a code of ethics for our officers, directors and employees in April 2004. We filed a copy of the code of ethics as Exhibit 14.1 to our annual report for the year ended December 31, 2003.

Item 11. Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the fiscal year ended December 31, 2008, by our chief executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Gilad Gat, President	2008	$120,000	$30,000	$150,000
	2007	$120,000	$20,000	$140,000

Employment and Consulting Agreements

On January 7, 2008, we entered into a consulting agreement with Sagi Matza. Under the consulting agreement, Mr. Matza provides consulting and advisory services to GSV, Inc. on a nonexclusive basis in exchange for a fee of $8,000 per month. We suspended payment of this consulting fee in November 2008.

On May 4, 2001, we entered into an employment agreement with Gilad Gat pursuant to which Mr. Gat was hired to be our President and Chief Executive Officer. Mr. Gat's salary is $120,000 per annum. Mr. Gat is an "at will" employee of GSV, Inc., provided however that, if he is terminated without cause, he is entitled to a severance payment of $120,000.

Director Compensation

All directors are reimbursed for certain expenses in connection with attendance at board of directors and committee meetings. Directors are eligible to be granted options to purchase common stock under the GSV, Inc. 1998 Stock Option Plan. Our non-employee directors did not receive any compensation for services as directors of the Company in 2008.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2008, with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	10,000	$0.60 per share	560,000

Equity compensation plans not approved by security holders	0	$0	14,000

Total	10,000	$0.60 per share	574,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 24, 2009, regarding the beneficial ownership of our common stock by (i) each person who is known to us to be the beneficial owner of more than five percent (5%) of our common stock; (ii) each director and each executive officer; and (iii) all current directors and executive officers as a group. Information contained in this report with regard to stock ownership was obtained from our stockholder list, filings with governmental authorities, or from the named individual, directors and officers. The persons identified in the following table disclaim beneficial ownership of shares owned or held in trust for the benefit of members of their families or entities with which they may be associated.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER OF SHARES BENEFICIALLY OWNED		PERCENTAGE OF COMMON STOCK

Yoav Bitter	0		*

Gilad Gat	0		*

Sagi Matza	6,850,000	(2)	76.1%

Doron Ofer 85 Medinat Ha-Yehudim Street, Herzelya Pituach, 46140, Israel	1,540,352	(3)	17.0%

All executive officers and directors as a group (3 persons)	6,850,000	(2)	76.1%

* less than 1 percent.

(1)	Unless otherwise indicated, the address of each beneficial owner identified is c/o GSV, Inc., 191 Post Road West, Westport, Connecticut 06880.
(2)
Includes 5,350,000 shares of common stock and 1,500,000 shares of common stock issuable upon conversion of an equal number of shares of Series B Preferred Stock held by Polystick U.S. Corp. Mr. Matza is the Chief Executive Officer of Polystick U.S. Corp. and is the indirect owner of all of its outstanding voting securities.

(3)
Includes 397,495 shares of Common Stock issuable upon conversion of a promissory note held by D. Emerald Investments Ltd. ("Emerald") and 1,142,857 shares of Common Stock issuable upon exercise of a warrant owned by Emerald. Doron Ofer is the sole owner of Emerald.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Gilad Gat, our President, and Chief Executive Officer, was the President and a director of Brooks Station Holdings, Inc., (“Brooks Station”) a private investment corporation, from February 2001 until December 2002. Brooks Station acquired 363,637 shares of our Series A Convertible Preferred Stock in a private placement offering consummated in March 2001.

On October 17, 2008, we entered into an agreement (the “Waiver and Extension Agreement”) with Brooks Station pursuant to which we and Brooks Station agreed to amend and restate the terms of an outstanding 8% promissory note of the Company in favor of Brooks Station in the principal amount of $160,000 in the form of a substitute note dated as of September 1, 2008. Pursuant to the Waiver and Extension Agreement, Brooks Station agreed to extend the maturity date of the original note from September 1, 2008, to March 1, 2009, and to waive any claim against us or our assets arising from our failure to repay the original note on the maturity date. The original note was issued on July 21, 2003, and had previously been amended several times between 2004 and March 2008 by agreements between the parties. Also, pursuant to the Waiver and Extension Agreement, we and Brooks Station agreed to amend a security agreement between us to provide that Brooks Station’s security interest in our assets would continue to support our obligations under the substitute note. We are presently negotiating with Brooks Station towards an extension of the maturity of the substitute note.

Contemporaneously with the execution of the Waiver and Extension Agreement, we paid Brooks Station $10,000 of the principal balance of the original note, thus reducing the outstanding principal balance of the substitute note to $150,000. As of March 15, 2009, the accrued and unpaid interest on the substitute note was $35,433.33. The substitute note provides that upon the occurrence of an event of default, all amounts remaining unpaid on the substitute note shall become immediately due and payable. Events of default include our application for appointment of a receiver, our admission in writing of our inability to pay our debts as they become due, our making of a general assignment for the benefit of creditors, the filing against us of an involuntary petition in bankruptcy or other insolvency proceeding, or a petition or an answer seeking reorganization or an arrangement with creditors, the filing by us of an application for judicial dissolution or the entry of an order, judgment or decree by any court of competent jurisdiction, approving a petition seeking reorganization of us or all or a substantial part of our properties or assets or appointing a receiver, trustee or liquidator for us.

On January 7, 2008, we entered into a consulting agreement with Sagi Matza, our Chairman of the Board. Under the consulting agreement, Mr. Matza provides consulting and advisory services to us on a nonexclusive basis in exchange for a fee of $8,000 per month.  We suspended payment of this consulting fee in November 2008 but it continues to accrue.

We have determined that Messrs Sagi Matza and Yoav Bitter are independent. In determining which directors are independent, we use the definition set forth in NASDAQ Marketplace Rule 4200.  However, only Mr. Bitter meets the more stringent independence requirements for audit committee members set forth in NASDAQ Marketplace Rule 4350(d).

Item 14. Principal Accountant Fees and Services.

	2008	2007
Audit fees (1)	$45,000	$44,500
Audit related (2)	—	8,500
Total	$45,000	$53,000

(1)
Represents the aggregate fees billed for professional services rendered by our principal accountants, UHY LLP, for the audit of our annual financial statements for the years ended December 31, 2008, and December 31, 2007, and review of financial statements included in our quarterly reports on Forms 10-Q and 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those periods. There were no additional fees billed by our principal accountant during the years ended December 31, 2008 and 2007.

(2)	Represents review of management's documentation of internal control over financial reporting and entity level controls.

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

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements.

Our consolidated financial statements, including the notes thereto and independent auditor’s report thereon, are set forth beginning on page F-1 of this report.

2.	Financial Statement Schedules.

Not applicable.

3.	Exhibit Index.

Exhibit No.	Description

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

3.7	By-Laws (incorporated by reference to Exhibit 3.5 of the Company's report on Form 10-KSB for the year ended December 31, 2003, File No. 000-23901).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 333-42707).
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

10.11
Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated September 20, 2004 (incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-QSB for the fiscal quarter ended September 30, 2004, File No. 000-23901).

10.12
Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated March 10, 2005 (incorporated by reference to Exhibit 10.16 of the Company's report on Form 10-KSB for the year ended December 31, 2004, File No. 000-23901).

10.13
Agreement by and between GSV, Inc. and D. Emerald Investments Ltd. dated as of May 10, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005).

10.14
Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated August 31, 2005 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).

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

10.19
Letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated March 20, 2006 (incorporated by reference to Exhibit 10.19 of the Company's report on Form 10-KSB for the year ended December 31, 2005, File No. 000-23901).

10.20
Agreement by and between GSV, Inc. and D. Emerald Investments Ltd. dated as of May 10, 2006 (incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-QSB for the quarter ended June 30, 2006).

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

10.25
Form of substitute promissory note issued to 116 Newark Avenue Corporation dated as of January 3, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s report on Form 8-K, filed January 11, 2008).

10.26
Form of Guarantor’s Consent by Polystick U.S. Corporation in favor of 116 Newark Avenue Corporation (incorporated by reference to Exhibit 10.3 of the Company’s report on Form 8-K, filed January 11, 2008).

10.27	Form of Consulting Agreement dated January 7, 2008, by and between GSV and Sagi Matza (incorporated by reference to Exhibit 10.4 of the Company’s report on Form 8-K, filed January 11, 2008).
10.28
Form of letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated August 31, 2007 (incorporated by reference to Exhibit 10.28 of the Company’s report on Form 10-KSB for the year ended December 31, 2008, File No. 000-23901).

10.29
Form of letter agreement between GSV, Inc. and Brooks Station Holdings, Inc. dated March 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarter ended March 31, 2008, File No. 000-23901).

10.30
Form of Amended and Restated Promissory Note issued to Brooks Station Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarter ended March 31, 2008, File No. 000-23901).

10.31	Agreement dated as of May 30, 2008, by and between GSV, Inc. and D. Emerald Investments Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 8-K, filed July 2, 2008).
10.32	Amended and Restated Convertible Promissory Note issued to D. Emerald Investments Ltd. (incorporated by reference to Exhibit 10.2 of the Company’s report on Form 8-K, filed July 2, 2008).
10.33	Amended and Restated Warrant issued to D. Emerald Investments Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s report on Form 8-K, filed July 2, 2008).
10.34	Guarantor’s waiver and consent by Polystick U.S. Corp. in favor of D. Emerald Investments Ltd. (incorporated by reference to Exhibit 10.4 of the Company’s report on Form 8-K, filed July 2, 2008).
10.35
Amendment No. 1 to Acquisition Agreement dated as of July 1, 2008 by and between Cybershop, LLC, B & L Oil Company, Inc. and Randall Petroleum Corp. (incorporated by reference to Exhibit 10.5 of the Company’s report on Form 8-K, filed July 2, 2008).

10.36	Agreement dated October 17, 2008, between GSV, Inc. and Brooks Station Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 8-K, filed October 20, 2008).
10.37
Second Amended and Restated Promissory Note, dated as of September 1, 2008, between GSV, Inc. and Brooks Station Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s report on Form 8-K, filed October 20, 2008).

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV, INC.

By:	/s/ Gilad Gat
Gilad Gat
Chief Executive Officer, President and Chief Financial Officer

Date: March 31 , 2009

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Gilad Gat	Chief Executive Officer, President and Chief Financial Officer	March 31, 2009
Gilad Gat	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Yoav Bitter	Director	March 31, 2009
Yoav Bitter

/s/ Sagi Matza	Director	March 31, 2009
Sagi Matza

INDEX TO FINANCIAL STATEMENTS

GSV, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
GSV, Inc.

We have audited the accompanying consolidated balance sheets of GSV, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency in assets), and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern. As more fully described in note 1, the Company has incurred recurring operating losses. As a result it has an accumulated deficit as of December 31, 2008 as well as deficiencies in assets and working capital. The Company's expected future sources of revenue will be derived from its investments in oil and gas wells. However, the attainment of profitability from these investments is not assured. The Company will be required to obtain financing to fund drilling and development to recover its remaining investment in oil and gas wells and to pay certain indebtedness as it becomes due. In addition, the discovery of proved reserves in properties under evaluation is not assured. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to overcome this uncertainty are also described in note 1. The accompanying consolidated financial statements do not include any adjustments which may be necessary if the Company is unable to continue as a going concern.

/s/ UHY LLP
New Haven, Connecticut
March 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

GSV, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$236,402	$398,261
Accounts receivable and other current assets	29,172	170,094
Total current assets	265,574	568,355
Investments:
Internet related	—	50,000
Geologic studies	—	2,316,721
Oil and gas wells, net of accumulated depletion of $3,159,890 in 2008 and $977,225 in 2007	124,800	45,578
	124,800	2,412,299
Total assets	$390,375	$2,980,654

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$129,148	$98,030
Current portion of long-term debt	521,551	558,125
Accrued interest	90,682	106,351
Other current liabilities	30,813	121,899
Total current liabilities	772,194	884,405

LONG-TERM DEBT, LESS CURRENT PORTION	—	178,125
Total liabilities	772,194	1,062,530

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Series B preferred stock, $0.001 par value; 1,500,000 shares authorized, issued, and outstanding	1,500	1,500
Series C preferred stock, $ 0.001 par value; 200,000 shares authorized, issued and oustanding	200	200
Common stock, $0.001 par value; 75,000,000 shares authorized; 7,671,303 shares issued	7,671	7,671
Additional paid-in capital	41,048,955	41,048,955
Treasury stock (168,600 shares) - at cost	(558,998)	(558,998)
Accumulated deficit	(40,881,147)	(38,581,204)
Total stockholders' equity (deficiency in assets)	(381,819)	1,918,124
Total liabilities and stockholders' equity (deficiency in assets)	$390,375	$2,980,654

The accompanying notes are an integral part of the financial statements.

GSV, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2008	2007
Revenues from oil and gas investments	$855,935	$837,760
General and administrative expenses	(676,159)	(625,172)
Interest expense	(46,289)	(56,537)
Impairment of internet related investment	(50,000)	—
Impairment of investment in oil and gas wells	(2,407,294)	—
Gain on settlement of indebtedness	23,863	—

NET (LOSS) INCOME	$(2,299,943)	$156,051

Net (loss) income per common share:
Basic	$(0.31)	$0.02
Diluted	$(0.31)	$0.02

Weighted average common shares:
Basic	7,502,703	7,502,703
Diluted	7,502,703	10,485,560

The accompanying notes are an integral part of the financial statements.

GSV, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

	Preferred stock,		Preferred stock,
	Series B		Series C		Common Stock		Additional			Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Treasury Stock	Accumulated deficit	Stockholders' Equity
January 1, 2007	1,500,000	$1,500	200,000	$200	7,671,295	$7,671	$41,048,955	$(558,998)	$(38,737,254)	$1,762,074

Net Income	—	—	—	—	—	—	—	—	156,050	156,050

December 31, 2007	1,500,000	1,500	200,000	200	7,671,295	7,671	41,048,955	(558,998)	(38,581,204)	1,918,124

Net Loss	—	—	—	—	—	—	—	—	(2,299,943)	(2,299,943)

December 31, 2008	1,500,000	$1,500	200,000	$200	7,671,295	$7,671	$41,048,955	$(558,998)	$(40,881,147)	$(381,819)

The accompanying notes are an integral part of the financial statements.

GSV, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2008	2007

OPERATING ACTIVITIES
Net (loss) income	$(2,299,944)	$156,050
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,320	2,424
Gain on settlement of indebtedness	(23,863)	—
Impairment of internet related investment	50,000	—
Impairment of investment in oil and gas wells	2,407,294
Depletion	150,281	259,864
Changes in operating assets and liabilities:
Account receivable and other current assets	140,922	(66,119)
Accounts payable and other current liabilities	(95,958)	138,989
Net cash provided by operating activities	349,052	491,208

INVESTING ACTIVITIES:
Investment in oil and gas wells	(320,076)	(111,206)
Net cash used by investing activities	(320,076)	(111,206)

FINANCING ACTIVITIES
Repayment of long-term debt	(190,835)	(20,000)
Net cash used by financing activities	(190,835)	(20,000)

Net change in cash	(161,860)	360,002

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	398,261	38,260
CASH AND CASH EQUIVALENTS, END OF YEAR	$236,402	$398,262
SUPPLEMENTAL INFORMATION
Cash paid for interest	$77,505	$20,000

The accompanying notes are an integral part of the financial statements

GSV, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business

GSV, Inc. (the “Company”) manages investments in oil and gas wells. The Company currently is seeking additional related opportunities.

Note 2. Summary of Significant Accounting Policies

Presentation as a Going Concern

The Company has incurred substantial operating losses, resulting in an accumulated deficit of $40,881,147 as of December 31, 2008 as well as deficiencies in assets and working capital of $381,819 and $506,619. Its current investments are limited to certain oil and gas producing properties in Louisiana and an interest in Century Royalty L.L.C. Century Royalty’s primary assets consist of geologic studies to exploit oil and gas properties that are not owned and interests in four completed oil and gas wells, three of which are producing. In recent periods cash flow from the Company’s oil and gas investments has been sufficient to enable the Company to fund its operating, investing and financing needs. However, in recent months cash flow has decreased significantly. The Company will be required to obtain additional financing to fund existing activities, to fund drilling and development to recover its remaining investment in oil and gas wells and to pay certain indebtedness as it becomes due. There is no assurance that the Company will obtain additional adequate financing nor is there any assurance that proved reserves will be discovered. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company considers Century Royalty a variable interest entity and, as such, consolidates the financial statements of Century Royalty with those of the Company. The Company is responsible for all of Century Royalty’s liabilities and is entitled to all of its net income for the existing prospects. On June 30, 2008 the members of Century Royalty entered into a new operating agreement. Should activities under the new agreement prove meaningful, the Company will re-examine its consolidating policies.

Cash and Cash Equivalents

The Company considers all short-term highly liquid securities with a maturity of three months or less when purchased to be cash equivalents. From time-to-time, the Company maintains cash balances in excess of FDIC insured limits.

Advertising

Advertising costs are expensed as incurred. Advertising expense was insignificant in 2008 and 2007.

Investments

Internet-Related

The Company had investments in internet related companies as of December 31, 2007 that are accounted for using the cost method. In connection with its impairment review the Company wrote off the $50,000 carrying value of these investments.

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

Geologic studies represent costs associated with properties on which the Company or its subsidiaries or other agents are performing exploration activities or intend to commence such activities. Geologic studies were reviewed annually for impairment or reduction in value based on expected conditions in properties under evaluation. The properties underlying the geologic studies were evaluated in 2008. Based on an independent engineering report received in July 2008 the Company reclassified the cost of geological studies of $2,316,721 to oil and gas wells and commenced depletion of such costs. A second independent engineering report as of January 1, 2009 substantially reduced the value of the properties.  See note 3 below.

Asset Retirement Obligations

The Company has obligations to remove tangible equipment and facilities and to restore land at the end of oil and gas production operations. These removal and restoration obligations are associated with plugging and abandoning wells. Estimating the future restoration and removal costs is difficult and requires the Company to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. Inherent in the present value calculations are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlements and changes in the legal, regulatory, environmental and political environments. The present value of the Company's portion of the asset retirement obligation of the Louisiana wells was $7,092 and $6,492 at December 31, 2008 and 2007, respectively. The Company expects to incur the related expense in 2009.  The Company has concluded no asset retirement obligation is payable related to its Texas properties.  These obligations are included in other current liabilities on the accompanying balance sheets, and the change from 2007 to 2008 is included in operations and classified as amortization expense.

Property and Equipment

The Company's property and equipment was fully depreciated as of December 31, 2007. Depreciation expense was $2,424 for 2007 and was recognized by the straight-line method over the lives of the assets, which ranged from three to ten years.

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

Fair Value of Financial Instruments

In general, the fair value (determined under SFAS No. 157) of all reported financial assets and liabilities approximates their carrying values.

Net (Loss) Income Per Common Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding at year end. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares and dilutive potential common shares outstanding.

A summary of the denominators used to compute basic and dilutive (loss) earnings per share follow:

	December 31
	2008	2007
Weighted average shares outstanding - used to compute basic (loss) earnings per share	7,502,703	7,502,703
Dilution applicable to:
Warrant	—	1,142,857
Convertible note payable	—	140,000
Series B Preferred Stock	—	1,500,000
Series C Preferred Stock	—	200,000
Weighted average shares outstanding - used to compute diluted earnings per share	7,502,703	10,485,560

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. SFAS 157 also specifies a hierarchy of valuation techniques which requires an entity to maximize the use of observable inputs that may be used to measure fair value:

Level 1– Quoted prices in active markets are available for identical assets and liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company’s consolidated financial statements. As of December 31, 2007, the Company’s financial assets included investments in non-publicly traded internet related companies. The Company considers fair value for its investments in such companies for purposes of determining asset impairment losses. The Company recorded an impairment loss of $50,000 for the year ended December 31, 2008. As such, the fair value of that asset was nil.

The Company does not believe that the adoption of SFAS 157 to non-financial assets and liabilities will significantly affect its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are limited to, accounts receivable, accounts payable, and issued debt. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected to measure any additional assets or liabilities at fair value that are not already measued at fair value under existing standards.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, “Determining whether Instruments granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. It is not expected to have a significant impact on the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (“EITF 08-3”). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2008, the Securities and Exchange Commission announced that it had approved revisions to its oil and gas company reporting requirements to help investors evaluate the value of their investments in these companies. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. Currently, the Commission’s rules limit disclosure to only proved reserves. The new disclosure requirements also require companies to report the independence and qualifications of a reserves preparer or auditor; file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of the average price will maximize the comparability of reserves estimates among companies and mitigate the distortion of the estimates that arises when using a single pricing date. The new oil and gas reporting requirements will be effective for registration statements filed on or after January 1, 2010, and for annual reports on Forms 10-K for fiscal years ending on or after December 31, 2009. Early adoption is not permitted.  The implementation of this standard will have a material impact on the Company’s consolidated financial position and results of operations.

Note 3. Investments in Oil and Gas Wells

The Company has working interests in two oil and gas wells in Louisiana. Production from the wells in Louisiana was suspended temporarily on or about February 9, 2006, because the water level had risen in one of the wells. On or about May 8, 2006, work to recomplete the wells in a different sand zone was completed and production was restarted. The wells returned to full production at the beginning of July 2006. The Company’s share of the costs of recompletion was $70,300. The delay between sales of gas by the operator and the Company’s receipt of payments from the operator reduced revenues in the second and third quarters of 2006. In June 2008 the well that had been producing oil and gas started to produce some water, and by the fourth quarter of 2008 the rising water level had caused production to decrease significantly. An independent reserve study performed, effective January 2009, estimated that the remaining reserve in the wells including PDP and PDNP, net of expenses and discounted at 10%, was $69,050.

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

On October 5, 2006, the Company announced the successful completion of drilling in the first prospect, located in Liberty County, Texas. The pipeline tie-in of the "Friendswood No. 2 RE" gas well was completed successfully in June 2007. On or about September 14, 2007, efforts to increase the pressure of the flow of gas from the well were successful and the sale of gas through the pipeline commenced. On February 4, 2008, fracturing of the well was completed successfully. On February 21, 2008, the well was put back on line full-time. The well is currently producing around 150-200 Mcf of gas a day. An independent reserve study, effective January 1, 2009, estimated that the remaining reserve in the well, including PDP and PDNP, net of expenses and discounted at 10%, was $19,420.

In October 2006, the Company granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return, the Company received a 2% carried interest in the proposed well until completion, and a 2% working interest thereafter. The "Shirley Gay No. 1" well was completed in March 2007. Pipeline tie-in was completed in February 2008 and sales began shortly thereafter. The Company started receiving proceeds from sales in April 2008. An independent reserve study, effective January  1, 2009, estimated that the remaining reserve in the wells including PDP and PDNP, net of expenses and discounted at 10%, was $36,350.

The working interest partnership began a drilling program for the subject properties in 2006. Through Century Royalty the partnership is buying leases and has started the process of raising additional funds. If the drilling program is not successful, the Company will likely record an impairment loss of some or all of the carrying value of its reserves.

As required under the full cost pool method of accounting for oil and gas properties, the Company subjected the net capitalized cost of its investment in oil and gas wells to a cost ceiling test.  The test compares net capitalized costs to the present value of future net revenues from proved reserves.  Based on the test, the Company recorded an impairment loss of $2,407,294 for the year ended December 31, 2008.

Note 4. Preferred Stock

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

On January 3, 2006, the Company issued 200,000 shares of Series C Preferred Stock (the "Series C Stock") to 116 Newark Avenue Corporation. Each share of the Series C Stock is convertible at any time into a number of shares of common stock equal to $1.00 divided by the conversion rate then in effect. No dividends are payable on the Series C Stock. On January 9, 2008, the Company entered into an agreement with 116 Newark to amend and restate the terms of the promissory note. Pursuant to the agreement, the Company paid all accrued and unpaid interest on the promissory note through the date of the agreement, and the original note was amended and restated in a substitute note with a maturity date of December 20, 2009. The Company agreed to pay the substitute note’s outstanding principal balance of $356,249 in monthly installments through December 2009. Payment and performance under the substitute note has been guaranteed by the holder of 356,249 shares of the Series B Stock. The Company has not made any installment payments on the substitute note following the installment payment that was due on or before January 20, 2009.  The Company is negotiating with 116 Newark to restructure this obligation.

Note 5. Stock Options and Warrant

The Company has two stock option plans, the 1998 Stock Option Plan and the 1998 Directors’ Stock Option Plan. Under the 1998 Stock Option Plan, stock options may be granted to directors, officers, employees, and consultants of the Company. Under the 1998 Directors’ Stock Option Plan, each member of the Board of Directors who is not an employee of the Company is entitled to receive an annual grant of options for 600 shares of common stock.  However, no awards have been granted under the 1998 Directors’ Stock Option Plan. As of December 31, 2008, options for 574,000 shares of common stock are available for issuance.

A summary of stock option maturity follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	370,000	$0.60
Granted	—	—
Cancelled	—	—
Exercised	—	—
Outstanding at December 31, 2007	370,000	$0.60
Granted	—	—
Cancelled	(360,000)	—
Exercised	—	—
Outstanding at December 31, 2008	10,000	$0.60

All options granted and outstanding as of January 1, 2006 were fully vested and exercisable. As of December 31, 2008, the exercise price of the outstanding options exceeded their fair market value.

As of December 31, 2008 and 2007, a warrant issued prior to December 31, 2005 to purchase 1,142,857 shares of common stock at $0.70 a share was outstanding. The warrant expires, as amended in 2008, on July 10, 2009.

Note 6. Long-term debt

Long-term debt consists of :

	December 31
	2008	2007
Note payable to Brooks Station Holdings, Inc. with interest at 8%, due March 1, 2009 (as amended in 2008)	$150,000	$180,000
Note payable to D. Emerald Investments Ltd., with interest at 8%, due July 10, 2009 (as amended in 2008) (1)	200,000	200,000
Note payable to 116 Newark Avenue Corporation, due in monthly installments of $14,844, with interest at 7%, due December 20, 2009 (as amended in 2008), net of discount of $6,574 at December 31, 2008(2)	171,551	356,250
	521,551	736,250
Less current portion	521,551	558,125
	$—	$178,125

(1) Convertible into 140,000 shares of common stock.
(2) The Company recorded amortization expense related to the discount of $17,289 for the year ended December 31, 2008, which is included in interest expense on the Consolidated Statements of Operations.

Substantially all the assets of the Company have been pledged as collateral for the above notes payable.

Note 7. Leases

The Company leases office space under a revolving six-month operating lease. Future minimum lease payments on this operating lease for 2009 are approximately $9,540.

Rent expense was $25,336 in 2008 and $ 24,264 in 2007.

Note 8. Income Taxes

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

There were no material unrecognized income tax benefits as of December 31, 2008 or 2007. Further, no significant changes in the unrecognized income tax benefits are expected to occur in 2009.

Historically the Company has not accrued or paid significant interest and penalties for underpayments of income taxes due to its net operating loss position. Interest and penalties related to underpayment of income taxes would be classified as a component of income tax expense in the consolidated statement of operations. No interest and penalties for underpayments of income taxes were required to be accrued through December 31, 2008.

The Company has not extended the statute of limitations to assess additional taxes and has effectively settled U.S. Federal tax positions taken through 2002 in accordance with FSP FIN 48-1. However, the Company is subject to adjustment in each of these periods to the extent of its net operating loss carry-forwards. The open tax years are 1998 through 2008 for U.S. state and local jurisdictions.

A reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	2008	2007
U.S. federal statutory tax rate	34.0%	34.0%
State taxes	(0.0)	(0.0)
Expired capital loss carryover	(28.5)	—
Other	4.8	—
Valuation allowance	(10.3)	(34.0)
Effective income tax rate	0.0%	0.0%

The tax effects of temporary differences that give rise to deferred income taxes follow:

	2008	2007
Deferred income tax assets:
Oil and gas properties	$929,347	$103,388
Net operating loss carry-forwards	8,259,205	8,121,211
Capital loss carryover	—	706,492
Total gross deferred income tax assets	9,188,552	8,931,092
Valuation allowance	(9,188,552)	(8,931,092)
Net deferred income tax assets	—	—
Deferred income tax liabilities:	—	—
Net deferred income taxes	$—	$—

The Company continually evaluates its deferred income tax assets to determine whether it is more likely than not that such assets will be realized. In assessing the realizability, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on this assessment, management believes that significant uncertainty exists concerning the recoverability of the deferred income tax assets. As such, a valuation allowance has been provided for all net deferred income tax assets as of December 31, 2008 and 2007.

At December 31, 2008, the Company had available, for federal income tax purposes, net operating loss (“NOL”) carry-forwards of approximately $22.5 million expiring in varying amounts from 2013 through 2027.

Certain transactions involving the Company’s beneficial ownership have occurred in prior years, which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, approximately $21.0 million of the NOL carry-forwards are subject to limitation.   The Company has not determined if any of the NOL generated through 2008 will be subject to limitation under Section 382.

Note 9 . Unaudited Oil and Gas Reserve Quantities

This section provides information required by Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities.”

The following unaudited reserve estimates were prepared internally, based upon a study conducted by Pressler Petroleum Consultants, Inc., an independent engineering company, as of January, 2009, and adjusted by the Company for production through Dec. 31, 2008. There are many uncertainties inherent in estimated proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. The Company communicates with Chroma Operating Inc., the operator of the two wells in Louisiana since June 2008 , with Century 2000, the operator of Friendswood  No. 2 RE, and with Ballard Petroleum, the operator of the Shirley Gay No. 1 well, on a regular basis. The Company is obtaining daily production trends, the amount of water produced in the wells, output pressures and choke position. The Company then reviews the data from the operator with an independent engineering consultant hired by the Company to obtain a reserve estimate, as none of the Company’s employees have the engineering or geologic expertise to provide reserve estimates. Finally, the Company compares the resulting data with the reports produced by Pressler Petroleum Consultants. To date the differences have not been material and the Company has adopted the Pressler reports. In the event there are material differences in the future the Company intends to confer with Pressler and the Company’s independent engineering consultant in order to understand the reasons for the differences and come to a conclusion regarding the appropriate reserve estimate.

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

Unaudited net quantities of proved and proved developed reserves of crude oil (including condensate) and natural gas, all of which are located within the continental United States, are summarized below:

Changes in Proved Reserves:

	(BBLS)	(MCF)
Estimated quantity, December 31, 2006	3,544	105,446
Production	(3,131)	(94,239)
Revisions of previous estimates	3,916	116,139
Estimated quantity, December 31, 2007	4,329	127,346
Production	(2,090)	(65,118)
Acquisitions	—	—
Discoveries	—	—
Revisions of previous estimates	(1,829)	(31,568)

Estimated quantity, December 31, 2008	410	30,660

Proved developed reserves:

Oil (BBLS)

December 31, 2007	4,329
December 31, 2008	410

Gas (MCF)

December 31, 2007	127,346
December 31, 2008	30,660

Proved undeveloped reserves:

Oil (BBLS)

December 31, 2008	—
December 31, 2007	—

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

	December 31,
	2008	2007

Future cash inflows	$238,070	$1,258,684
Future development and production costs	(94,030)	(168,108)

Future net cash flows	144,040	1,090,576
10% annual discount for Estimating timing of cash flows	(19,240)	(104,747)

Standardized measure of discounted future net cash flows	$124,800	$985,829

	December 31,
	2008	2007
Changes in Standardized Measure:

Standardized measure of discounted future net cash flows, December 31, 2007 and 2006	$985,829	$594,114

Purchase of reserves in place	—	—

Changes in price, net of future production costs	(47,723)	197,695

Changes in estimated future development costs	—	(57,500)

	(270,060)	1,184,474

Changes due to operations:
Production	(486,936)	(956,463)
Accretion of discount	(85,507)	15,801

Other	29,197	7,728

Standardized measure of discounted future net cash flows, December 31, 2008 and 2007	$124,800	$985,829

As of December, 31, 2007, the following capitalized costs by category have been excluded from the amortization base:

Acquisition	$—
Exploration	2,316,721
Development	—
Capitalized interest	—

The Company incurred the costs as follows:

2007	$—
2006	—
2005	—
2004	—
2003 and prior	2,316,721

There were no costs excluded from the amortization base as of December 31, 2008.

Note 10. Related Party Transactions

In 2008, the Company entered into a consulting agreement with a stockholder of the Company. Consulting expense related to this agreement was $73,163 for the year ended December 31, 2008. Included in accrued expenses was $8,000 which was owed to this stockholder at December 31, 2008.