Form 10-Q
period 2009-03-31
GSV INC
filed 2009-05-15
CIK 1051591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 11, 2009, there were 7,502,703 shares of common stock outstanding, excluding 168,592 shares held in treasury.

GSV, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
GSV, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$108,879	$236,402
Accounts receivable and other current assets	36,355	29,172
Total current assets	145,234	265,574
Investments in oil and gas wells, net of accumulated depletion of $3,172,725 as of March 31, 2009 and $3,159,890 as of December 31, 2008	130,889	124,800
	130,889	124,800
Total assets	$276,123	$390,374

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$105,012	$129,148
Current portion of long-term debt	499,466	521,551
Accrued interest	97,682	90,682
Other current liabilities	30,812	30,812
Total current liabilities	732,973	772,193

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Series B preferred stock, $0.001 par value; 1,500,000 shares authorized, issued, and outstanding	1,500	1,500
Series C preferred stock, $ 0.001 par value; 200,000 shares authorized, issued and outstanding	200	200
Common stock, $0.001 par value; 75,000,000 shares authorized; 7,671,303 shares issued	7,671	7,671
Additional paid-in capital	41,048,955	41,048,955
Treasury stock (168,600 shares) - at cost	(558,998)	(558,998)
Accumulated deficit	(40,956,178)	(40,881,147)
Total stockholders' equity (deficiency in assets)	(456,850)	(381,819)
Total liabilities and stockholders' equity	$276,123	$390,374

The accompanying notes are an integral part of the financial statements.

GSV, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the three months ended March 31,
	2009	2008
Revenues from oil and gas investments	$3,160	$354,543
General and administrative expenses	(68,433)	(151,146)
Interest expense	(9,759)	(10,583)
Gain on settlement of indebtedness	-	23,863

NET (LOSS) INCOME	$(75,032)	$216,677

Net (loss) income per common share:
Basic	$(0.01)	$0.03
Diluted	$(0.01)	$0.02

Weighted average common shares
Basic	7,502,703	7,502,703
Diluted	7,502,703	10,285,560

The accompanying notes are an integral part of the financial statements

GSV, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the three months ended March 31,
	2009	2008

OPERATING ACTIVITIES
Net (loss) income	$(75,032)	$216,677
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Gain on settlement of indebtedness	-	(23,863)
Depletion	12,835	17,872
Changes in operating assets and liabilities:
Account receivable and other current assets	(7,183)	(47,624)
Accounts payable and other current liabilities	(17,136)	(40,962)
Net cash (used) provided by operating activities	(86,515)	122,100

INVESTING ACTIVITIES:
Investment in oil and gas wells	(18,924)	(34,654)
Net cash used by investing activities	(18,924)	(34,654)

FINANCING ACTIVITIES
Repayment of long-term debt	(22,084)	(61,548)
Net cash used by financing activities	(22,084)	(61,548)

Net change in cash	(127,524)	25,898

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	236,402	398,261
CASH AND CASH EQUIVALENTS, END OF PERIOD	$108,879	$424,159
SUPPLEMENTAL INFORMATION
Cash paid for interest	$1,001	$60,216

The accompanying notes are an integral part of the financial statements

GSV, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

GSV Inc. (the “Company”) manages investments in oil and gas wells. The Company currently is seeking additional related opportunities.

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for complete financial statements are not included. These financial statements should be read in conjunction with the financial statements and accompanying notes for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (consisting primarily of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

The Company has incurred substantial operating losses, resulting in an accumulated deficit of $40,956,178 as of March 31, 2009. Its current investments are limited to certain oil and gas producing properties in Louisiana and an interest in Century Royalty LLC (“Century Royalty”), a Texas limited liability company that holds interests in oil and gas producing properties in Texas. In recent periods cash flows provided by the Company’s oil and gas investments have been sufficient to enable the Company to fund its operating, investing and financing needs. However, the Company will be required to obtain additional financing to fund drilling and development and to pay certain indebtedness as it becomes due. There is no assurance that the Company will be able to obtain additional adequate financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3. Recent Accounting Pronouncements

There are no new accounting pronouncements that would likely materially affect the Company's financial statements.

4. Investments in Oil and Gas Wells

Louisiana

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

Texas

The Company has interests in certain oil and gas properties in Texas and an undivided one-third interest in Century Royalty, which manages oil and gas properties in Texas and Louisiana. Century Royalty also holds the rights to certain geologic studies. Summary information for these investments follows:

Friendswood No. 2 RE

On June 28, 2006, the working interest partnership of which Century Royalty is a member commenced drilling on Friendswood No. 2 RE and planned to commence drilling on a second prospect once the first was completed. The costs of drilling these prospects were expected to exceed Century Royalty’s carried interest in the working interest partnership. On June 20, 2006, the Company agreed to contribute a maximum of $100,000 towards the drilling of the first prospect and decrease its working interest in these two prospects to 11.918%. There has been no change in the working interest from December 31, 2007 to March 31, 2009.

On October 5, 2006, the Company announced the successful completion of drilling in the first prospect, located in Liberty County, Texas. The pipeline tie-in of the “Friendswood No. 2 RE” gas well was completed successfully in June 2007. On or about September 14, 2007, efforts to increase the pressure of the flow of gas from the well were successful and the sale of gas through the pipeline commenced. On February 4, 2008, fracturing of the well was completed successfully. On February 21, 2008, the well was put back on line full-time. The well is currently producing around 150-200 million cubic feet (“Mcf”) of gas a day. An independent reserve study, effective January 1, 2009, estimated that the remaining reserve in the well, including PDP and PDNP, net of expenses and discounted at 10%, was $19,420.

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

In July 2008 the Company received an independent engineering report for the East Wilcox prospect. According to the report the total reserves in the prospect were approximately 7.9 billion cubic feet (“bcf”) gross and approximately 660 Mcf net for the adjusted revenue interest of the Company in this prospect. The prospect also had a nominal amount of oil. According to the report it might take up to 5 additional wells to tap the reserves. Century Royalty and its partners have been preparing to commence drilling a second well near “Friendswood No. 2 RE” in the near future. Based on this report, an asset previously classified as “geological studies” on the balance sheet was reclassified as “oil and gas wells, net of accumulated depletion.” Depletion commenced on the reclassified asset of $2,316,721. An updated report effective as of January 1, 2009 gave the well significantly lower reserves of 1.42 thousand barrels ("mbbl") of oil and 114.53 Mcf of gas gross and 0.12 mbbl of oil and 9.55 Mcf of gas net for the Company’s interest. The report estimated that the reserves, net of expenses and discounted at 10%, were worth $19,420. The reason for the significant reduction was the lack of success in fracing the well and increasing the flow of gas.

Shirley Gay No. 1 and Strong No. 1

In October 2006, the Company granted one of the members of the Texas working interest partnership the right to drill a well based on the geological seismic data that Century Royalty holds. In return, the Company received a 2% carried interest in the proposed well until completion, and a 2% working interest thereafter. The “Shirley Gay No. 1” well was completed in March 2007. Pipeline tie-in was completed in February 2008 and sales began shortly thereafter. The Company started to receive proceeds from these sales in April 2008. An independent reserve study, effective January 1, 2009, estimated that the remaining reserve in the wells including PDP and PDNP, net of expenses and discounted at 10%, was $36,350.

Another well, “Strong No. 1”, was commenced in June 2008 in the SE Cleveland Prospect in Liberty County, Texas. After several attempts to perforate the well at different depths the operator decided not to complete the well and to plug it. The Company’s working interest share through Century Royalty is 2.00%. The Company invested $110,946 in this well in 2008.

On June 30, 2008, Cybershop, LLC (“Cybershop”), a wholly owned subsidiary of the Company, entered into an agreement dated as of June 30, 2008 with B & L Oil Company, Inc. (“B & L”) and Randall Petroleum Corp. (“Randall”) to amend the terms of an acquisition agreement dated April 7, 1999, by and among B & L, Randall and Polystick U.S. Corp. (“Polystick”). (B & L, Randall and Polystick had formed Century Royalty pursuant to the acquisition agreement and Cybershop succeeded to Polystick’s interests under the acquisition agreement and in Century Royalty in 2003.) In the amendment, the parties agreed to terminate the back-in after payout due B & L and Randall under Article VI of the acquisition agreement. The parties also agreed that each will have the right to participate in any prospect generated and proposed in the HLM Project in Liberty and Montgomery Counties, Texas (except the East Wilcox Prospect, the “Friendswood No. 2 RE” well, the Nickel Prospect and the “Shirley Gay No. 1” well), as follows: B & L - an undivided 1/3rd interest; Randall - an undivided 1/3rd interest; and the Company - an undivided 1/3rd interest. During the quarter ended March 31, 2009 the working interest partnership secured leases to drill additional prospects. The Company's expenses related to securing leases totaled $57,930 in 2008 and $18,093 in the quarter ended March 31, 2009.

5. Net Income Per Common Share

Basic (loss) or earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares and dilutive potential common shares outstanding.

A summary of the denominators used to compute basic and diluted (loss) earnings per share follow:

	March 31,
	2009	2008
Weighted average shares outstanding - used to compute basic earnings per share	7,502,703	7,502,703
Dilution applicable to:
Warrant	—	1,142,857
Convertible note payable	—	386,097
Series B Preferred Stock	—	1,500,000
Series C Preferred Stock	—	200,000
Weighted average shares outstanding - used to compute diluted earnings per share	7,502,703	10,731,657

6. Amendment of Note Issued to Brooks Station Holdings, Inc.

On April 16, 2009, the Company and Brooks Station Holdings, Inc. (“Brooks Station”) entered into an agreement dated April 16, 2009 (the “Waiver and Extension Agreement”), pursuant to which the Company and Brooks Station agreed to amend and restate the terms of an amended and restated 8% promissory note in the principal amount of $150,000 (the “Second Amended and Restated Note”) in the form of a substitute note (the “Third Amended and Restated Note”) dated as of March 1, 2009. Pursuant to the Waiver and Extension Agreement, Brooks Station agreed to extend the maturity date of the Second Amended and Restated Note from March 1, 2009, to September 1, 2009, and to waive any claim against the Company or its assets arising from the Company’s failure to repay the Second Amended and Restated

Note on the maturity date. Also, pursuant to the Waiver and Extension Agreement, the Company and Brooks Station agreed to amend a security agreement between them to provide that Brooks Station’s security interest in the Company’s assets would continue to support the Company’s obligations under the Third Amended and Restated Note.

Contemporaneously with the execution of the Waiver and Extension Agreement, GSV paid Brooks Station $10,000 of the principal balance of the Second Amended and Restated Note, thus reducing the outstanding principal balance of the Third Amended and Restated Note to $140,000. As of March 31, 2009, the accrued and unpaid interest of the Third Amended and Restated Note was $18,778.

7. Income Taxes

Income tax benefits for 2009 have been fully offset by an increase in the related deferred income tax asset valuation allowance because they are not expected to be realized.  Income taxes otherwise required to be provided for 2008 have been eliminated as a result of net operating loss carryover benefits realized.

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

Through our subsidiary Cybershop, LLC, a New Jersey limited liability company (“Cybershop”), we own interests in certain oil and gas properties in Texas and an interest in Century Royalty LLC (“Century Royalty”), a Texas limited liability company that manages the oil and gas properties in Texas. Cybershop also holds a portion of our interests in the oil and gas wells in Louisiana and Century Royalty also holds the rights to certain geologic studies. Century Royalty was a member of a working interest partnership that identified several prospects derived from the geological studies and was working towards drilling these prospects. Century Royalty had a carried interest with this partnership of 20% for the first well drilled in the first 5 prospects or $1.25 million of investment, whichever came first. Century Royalty continues to have a 20% participation interest in all subsequent wells drilled in the first 5 prospects. As these joint interest partnership agreements have expired, they relate only to prospects for which leases had already been taken and not expired at the time the agreements expired. Due to the existence of these revenue overrides, the operations of Century Royalty are included in the accompanying statements of income.

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

On October 5, 2006, we announced the successful completion of drilling in the first prospect, located in Liberty County, Texas. The pipeline tie-in of the “Friendswood No. 2 RE” gas well was completed successfully in June 2007. On or about September 14, 2007, efforts to increase the pressure of the flow of gas from the well were successful and the sale of gas through the pipeline commenced. On February 4, 2008, we successfully completed fracing of the well. On February 21, 2008, the well was put back on line full-time. It is currently producing around 150-200 million cubic feet (“Mcf”) of gas per day, up from about 60 Mcf per day prior to fracing. The well continues to produce a small amount of water, up to about 20 bbls per day.

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

Each share of Series B convertible preferred stock is convertible at any time at the holder’s option into a number of shares of common stock equal to $1.00 divided by the conversion price then in effect. The terms upon which the Series B convertible preferred stock may be converted into common stock are set forth in the Certificate of Designations, Preferences and Rights of Series B convertible preferred stock filed by the Company with the Secretary of State of the State of Delaware on July 18, 2003 (“Series B Certificate of Designations”). As of April 30, 2009, the Series B convertible preferred stock owned by Polystick was convertible into 1,500,000 shares of common stock.

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

Each share of Series C preferred stock is convertible at any time into a number of shares of common stock equal to $1.00 divided by the conversion rate then in effect. The terms upon which the Series C convertible preferred stock may be converted into common stock are set forth in the Certificate of Designations, Preferences and Rights of Series C convertible preferred stock filed by the Company with the Secretary of State of the State of Delaware on January 3, 2006 (“Series C Certificate of Designations”). As of April 30, 2009, the Series C convertible preferred stock owned by 116 Newark was convertible into 200,000 shares of common stock.

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

Results of Operations

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

Revenues: Revenues for the quarter decreased by $351,383 or 99.1%, to $3,160 in 2008 from $354,543 in 2008. This decrease was due to the decrease in production from the Louisiana well and a decrease in oil and gas prices.

General and administrative: General and administrative expenses consist primarily of payroll and payroll related expenses for administrative, information technology, accounting, and management personnel, legal fees, depletion and general corporate expenses. General and administrative expenses decreased by $82,713 or 54.7%, to $68,433 in the quarter ended March 31, 2009, from $151,146 in the quarter ended March 31, 2008, primarily as a result of a decrease in fees for legal, accounting and consulting services and a decrease in depletion.

Interest expense: Interest expense for the quarter ended March 31, 2009, was $9,759 and for the quarter ended March 31, 2008 was $10,583. The decrease is a result of the reduction in outstanding debt.

Net Loss: Net loss increased by $291,709 from net income of $216,677 in the first quarter of 2008, or $0.03 per basic and diluted common share, to net loss of $75,032 in the first quarter of 2009, or $(0.01) per basic and diluted common share.  The change was due to the decrease in revenues.

Income taxes otherwise required to be provided for all periods presented have been eliminated as a result of net operating loss carryover benefits realized.

Liquidity and Capital Resources

Net cash provided by operations decreased by $208,615, from $122,100 for the three months ended March 31, 2008, to $(86,515) for the three months ended March 31, 2009. The decrease was due primarily to a decrease in revenues from the wells.

Net cash used by investing activities during the three months ended March 31, 2009, was $18,924, as compared to $34,654 in the corresponding period of the prior year. The decrease relates to a lower amount of investments in Texas wells.

Net cash used by financing activities during the three months ended March 31, 2009, was $22,084, as compared to $61,548 used by financing activities in the same period of the prior year. The decrease was a result of lower repayment of debt.

On April 16, 2009, we entered into an agreement dated April 16, 2009 (the “Waiver and Extension Agreement”) with Brooks Station Holdings, Inc. (“Brooks Station”) pursuant to which we and Brooks Station agreed to amend and restate the terms of an amended and restated 8% promissory note in the principal amount of $150,000 (the “Second Amended and Restated Note”) in the form of a substitute note (the “Third Amended and Restated Note”) dated as of March 1, 2009. Pursuant to the Waiver and Extension Agreement, Brooks Station agreed to extend the maturity date of the Second Amended and Restated Note from March 1, 2009, to September 1, 2009, and to waive any claim against us or our assets arising from our failure to repay the Second Amended and Restated Note on the maturity date. Also, pursuant to the Waiver and Extension Agreement, we and Brooks Station agreed to amend a security agreement between us to provide that Brooks Station’s security interest in our assets would continue to support our obligations under the Third Amended and Restated Note.

Contemporaneously with the execution of the Waiver and Extension Agreement, we paid Brooks Station $10,000 of the principal balance of the Second Amended and Restated Note, thus reducing the outstanding principal balance of the Third Amended and Restated Note to $140,000. As of March 1, 2009, the accrued and unpaid interest of the Third Amended and Restated Note was $18,778. The Third Amended and Restated Note provides that upon the occurrence of an event of default, all amounts remaining unpaid on the Third Amended and Restated Note shall become immediately due and payable. Events of default include our application for appointment of a receiver, our admission in writing of our inability to pay our debts as they become due, our making of a general assignment for the benefit of creditors, the filing against us of an involuntary petition in bankruptcy or other insolvency proceeding, or a petition or an answer seeking reorganization or an arrangement with creditors, our filing of an application for judicial dissolution or the entry of an order, judgment or decree by any court of competent jurisdiction approving a petition seeking reorganization of our company or all or a substantial part of our properties or assets or appointing a receiver, trustee or liquidator for our company.

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

Since the date we originally issued the note and warrant to Emerald, we entered into a series of agreements with Emerald extending the maturity date of the note and the expiration date of the warrant. Most recently, on July 1, 2008, we entered into an agreement dated as of May 10, 2008 pursuant to which we and Emerald agreed to further extend and renew the note and warrant. Under the terms of the agreement, the original note was amended and restated in a substitute note with a maturity date of July 10, 2009 and the original warrant was amended and restated in a substitute warrant with an expiration date of May 10, 2009. The substitute note bears interest at the rate of 8% per annum, payable quarterly in arrears. On May 10, 2008, there was $64,000 of interest accrued on the substitute note. Principal and accrued interest on the substitute note is convertible at a price of $.70 per share at any time prior to July 10, 2009. The substitute note provides that if the principal and interest due on the maturity date is not paid, the substitute note will bear interest at a default rate of 12% per annum. Upon the occurrence of an event of default, Emerald may, at its sole option, declare the entire principal amount of the substitute note and any interest due thereon immediately due and payable. Events of default include failure to pay the principal amount on the maturity date or any interest when due, commencement by us or against us of any proceeding or other action relating to bankruptcy or reorganization, our breach or failure to perform or observe any obligation contained in the substitute note, the purchase agreement or substitute warrant or our failure to ensure that any conversion of the substitute note is effected upon request. Payment and performance under the substitute note continues to be guaranteed by Polystick and secured by a pledge agreement between Polystick and Emerald pursuant to which Polystick has pledged 200,000 shares of our Series B convertible preferred stock to Emerald.

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

 We believe that our existing capital resources will enable us to maintain our operations at existing levels for at least the next 3 months, assuming that we can extend the maturities of the notes we issued to Brooks Station and Emerald beyond the next 12 months and renegotiate the note we issued to 116 Newark. However, it is difficult to project our capital needs. We cannot assure you that any additional financing or other sources of capital will be available to us upon acceptable terms, if at all. If we are unable to obtain additional financing, when needed, it would have a material adverse effect on our business, financial condition and operating results.

Critical Accounting Policies and Use of Estimates

The Company’s discussion and analysis of financial condition and results of operations are based on the condensed financial statements. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in them. The Company’s critical accounting policies and estimates include those related to oil and natural gas activities, full cost method, proved oil and natural gas reserves, depletion reserves, future development and abandonment costs, asset retirement obligations, and valuation of investment in non-publicly traded companies. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional information about the Company’s critical accounting policies and estimates, see Note 2 to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2008. There were no significant changes in critical accounting policies and estimates during the three months ended March 31, 2009.

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

Forward-Looking Statements

Some of the statements in this report are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions that are not statements of historical fact. You can identify these statements by the following words:
- “may”
- “will”
- “should”
- “estimates”
- “plans”
- “expects”
- “believes”
- “intends”
and similar expressions. We cannot guarantee our future results, performance or achievements. Our actual results and the timing of corporate events may differ significantly from the expectations discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward- looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, our limited operating history, history of losses, need to raise additional capital, the high risk nature of our business, and other risks described in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting, known to the chief executive officer and chief financial officer, that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2009
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